Form 10-Q
period 2018-10-31
Anaplan, Inc.
filed 2018-12-10
CIK 1540755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

Commission File Number 001-38698

ANAPLAN, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0897861
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

50 Hawthorne Street

San Francisco, California 94105

(Address of principal executive offices)

(415) 742-8199

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐

Non-accelerated filer:	☒	Smaller reporting company:	☐

		Emerging growth company:	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2018, the number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding was 124,964,193.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this report are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.” Forward-looking statements contained in this report include, but are not limited to, statements about:

•	our future performance, including our revenue, costs of revenue, gross profit or gross margin, and operating expenses;

•	the sufficiency of our cash and cash equivalents to meet our projected operating requirements;

•	our ability to maintain the security of our platform;

•	our ability to sell our platform to new customers;

•	our ability to retain, and expand use of our platform by, our existing customers;

•	our ability to successfully expand in our existing markets and into new markets;

•	our ability to effectively manage our growth and future expenses;

•	our ability to expand our network of partners;

•	our ability to maintain, protect, and enhance our intellectual property;

•	our ability to comply with modified or new laws and regulations applying to our business;

•	the attraction and retention of qualified employees and key personnel;

•	our anticipated investments in sales and marketing and research and development; and

•	our ability to successfully defend litigation brought against us.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this report and the documents that we reference in this report and have filed with the Securities and Exchange Commission as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I

ITEM 1. FINANCIAL STATEMENTS

ANAPLAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	As of
	October 31,	January 31,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$374,197	$110,898
Accounts receivable, net of allowances for doubtful accounts of $521 and $592 as of October 31, 2018 and January 31, 2018, respectively	60,741	66,061
Deferred commissions, current portion	13,448	9,101
Prepaid expenses and other current assets	10,235	12,014

Total current assets	458,621	198,074
Property and equipment, net	42,789	18,321
Deferred commissions, net of current portion	29,312	21,568
Restricted cash	—	6,128
Other noncurrent assets	2,030	2,656

TOTAL ASSETS	$532,752	$246,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,744	$6,417
Accrued expenses	41,517	26,685
Deferred revenue, current portion	118,427	101,047

Total current liabilities	168,688	134,149
Deferred revenue, net of current portion	322	239
Other noncurrent liabilities	11,853	720

TOTAL LIABILITIES	180,863	135,108

Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 25,000 and 73,620 shares authorized as of October 31, 2018 and January 31, 2018, respectively; 0 and 73,610 shares issued and outstanding as of October 31, 2018 and January 31, 2018	—	7
Common stock, par value of $0.0001 per share; 1,750,000 and 140,000 shares authorized as of October 31, 2018 and January 31, 2018, respectively; 124,907 and 29,947 shares issued and outstanding as of October 31, 2018 and January 31, 2018, respectively	12	3
Accumulated other comprehensive loss	(2,360)	(1,982)
Additional paid-in capital	651,647	325,831
Accumulated deficit	(297,410)	(212,220)

TOTAL STOCKHOLDERS’ EQUITY	351,889	111,639

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$532,752	$246,747

The information as of January 31, 2018 was derived from the Company’s audited Consolidated Balance Sheet as of January 31, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Revenue:
Subscription revenue	$54,366	$38,214	$148,905	$102,018
Professional services revenue	7,648	5,975	22,487	19,990

Total revenue	62,014	44,189	171,392	122,008
Cost of revenue:
Cost of subscription revenue	9,341	5,654	25,915	12,436
Cost of professional services revenue	7,904	9,590	21,321	26,993

Total cost of revenue	17,245	15,244	47,236	39,429
Gross profit	44,769	28,945	124,156	82,579
Operating expenses:
Research and development	11,672	7,596	35,521	22,805
Sales and marketing	45,699	24,167	123,621	66,481
General and administrative	24,454	7,419	47,324	19,436

Total operating expenses	81,825	39,182	206,466	108,722

Loss from operations	(37,056)	(10,237)	(82,310)	(26,143)
Interest income, net	314	30	439	75
Other expense, net	(602)	(1,048)	(1,242)	(757)

Loss before income taxes	(37,344)	(11,255)	(83,113)	(26,825)
Provision for income taxes	(617)	(515)	(2,077)	(924)

Net loss	(37,961)	(11,770)	(85,190)	(27,749)

Comprehensive loss:
Foreign currency translation adjustments	(180)	58	(378)	667

Comprehensive loss	$(38,141)	$(11,712)	$(85,568)	$(27,082)

Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(0.60)	$(2.80)	$(1.50)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	46,085	19,530	30,416	18,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,190)	$(27,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,920	5,200
Amortization of deferred commissions	8,117	5,256
Stock-based compensation	23,613	5,335
Loss on disposal of property and equipment	457	17
Changes in operating assets and liabilities:
Accounts receivable, net	3,249	(6,021)
Prepaid expenses and other current assets	1,755	(2,618)
Other noncurrent assets	410	(1,298)
Deferred commissions	(21,382)	(10,128)
Accounts payable and accrued expenses	7,462	(537)
Deferred revenue	21,741	15,002
Other noncurrent liabilities	933	(437)

Net cash used in operating activities	(29,915)	(17,978)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,545)	(7,927)
Capitalized internal-use software	(5,364)	(4,169)

Net cash used in investing activities	(18,909)	(12,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts and commissions	281,813	—
Proceeds from issuance of common stock in private placement	20,000	—
Proceeds from exercise of stock options	5,576	1,744
Proceeds from repayment of promissory notes	1,644	1,110
Proceeds from exercise of warrants	12	—
Principal payments on capital lease obligations	(818)	—

Net cash provided by financing activities	308,227	2,854
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,232)	656

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	257,171	(26,564)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Beginning of period	117,026	80,905

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - End of period	$374,197	$54,341

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$9	$4

Cash paid for income taxes	$484	$380

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in purchases of property and equipment included in liabilities	$1,980	$(1,506)

Capital leases for property and equipment	$12,334	$—

Deferred offering costs not paid	$3,547	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Convertible					Accumulated
	Preferred				Additional	Other		Total
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 31, 2018	73,610	$7	29,947	$3	$325,831	$(1,982)	$(212,220)	$111,639
Conversion of Series B convertible preferred stock	(4)	—	4	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,979	—	—	1,979
Repayment of promissory notes	—	—	—	—	222	—	—	222
Exercise of stock options	—	—	580	—	1,081	—	—	1,081
Net loss	—	—	—	—	—	—	(26,181)	(26,181)
Foreign currency translation adjustments	—	—	—	—	—	(72)	—	(72)

Balance at April 30, 2018	73,606	7	30,531	3	329,113	(2,054)	(238,401)	88,668
Stock-based compensation	—	—	—	—	2,973	—	—	2,973
Repayment of promissory notes	—	—	—	—	14	—	—	14
Exercise of stock options	—	—	830	—	1,795	—	—	1,795
Net loss	—	—	—	—	—	—	(21,048)	(21,048)
Foreign currency translation adjustments	—	—	—	—	—	(126)	—	(126)

Balance at July 31, 2018	73,606	7	31,361	3	333,895	(2,180)	(259,449)	72,276
Issuance of common stock upon intitial public offering, net of issuance costs	—	—	19,001	2	295,353	—	—	295,355
Conversion of preferred stock	(73,606)	(7)	73,606	7	—	—	—	—
Stock-based compensation	—	—	—	—	18,831	—	—	18,831
Repayment of promissory notes, net of early exercises	—	—	—	—	1,012	—	—	1,012
Exercise of stock options, net of repurchases and early exercises	—	—	925	—	2,544	—	—	2,544
Exercise of warrants	—	—	14	—	12	—	—	12
Net loss	—	—	—	—	—	—	(37,961)	(37,961)
Foreign currency translation adjustments	—	—	—	—	—	(180)	—	(180)

Balance at October 31, 2018	—	$—	124,907	$12	$651,647	$(2,360)	$(297,410)	$351,889

The accompanying notes are an integral part of these consolidated financial statements.

ANAPLAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Summary of Business and Significant Accounting Policies

Description of Business

Anaplan, Inc. (the Company or Anaplan) was incorporated in Delaware on July 9, 2009 and is headquartered in San Francisco, California, with offices in several locations including Minneapolis, New York, the United Kingdom (U.K.), France, Japan, Australia, India, and Singapore.

The Company provides a cloud-based connected planning platform that helps connect organizations and people to make better and faster decisions. The Company delivers its application over the Internet as a subscription service using a software-as-a-service (SaaS) model. The Company also offers professional services related to implementing and supporting its application.

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2019, for example, refer to the fiscal year ended January 31, 2019.

Initial Public Offering and Private Placement

In October 2018, the Company completed its initial public offering (the IPO) of 17,825,000 shares of its common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share. The Company received net proceeds of $281.8 million after deducting underwriting discounts and commissions. In connection with the IPO:

•	all of the shares of preferred stock outstanding automatically converted into an aggregate of 73,605,861 shares of the Company’s common stock;

•	the outstanding warrant to purchase 10,454 shares of preferred stock automatically converted into a warrant to purchase 10,454 shares of the Company’s common stock; and

•

certain investors purchased 1,176,466 shares of the Company’s common stock at $17.00 per share. The Company received aggregate proceeds of $20.0 million and did not pay any underwriting discounts or commissions with respect to the shares that were sold in this private placement.

JOBS Act Accounting Election

The Company is an emerging growth company (EGC), as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected not to avail itself of this exemption from new or revised accounting standards and, therefore, it will be subject to the same new or revised accounting standards as other public companies that are not EGCs. The Company also adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, effective February 1, 2018, using the full retrospective method.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries, after elimination of intercompany transactions and balances.

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated balance sheet as of January 31, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of comprehensive loss, statements of cash flows, and statements of stockholders’ equity for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus dated October 11, 2018 (Prospectus) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the determination of revenue recognition, the fair value of stock awards issued, and the allowance for doubtful accounts. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements, Note 1. Summary of Business and Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies during the three and nine months ended October 31, 2018, except as noted below.

Concentration of Risk and Significant Customers

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents, and restricted cash with high-quality financial institutions with investment-grade ratings. A majority of the cash balances are with U.S. banks and are insured to the extent defined by the Federal Deposit Insurance Corporation.

The Company markets its subscription and services in the United States and in foreign countries through its direct sales force and partners. No customer accounted for more than 10% of total revenue for the three or nine months ended October 31, 2018 or 2017, or more than 10% of total accounts receivable as of October 31, 2018, or January 31, 2018.

Revenue Recognition

The Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, effective February 1, 2018, using the full retrospective transition method. Accordingly, the Company has presented the consolidated financial statements for fiscal 2016, 2017, and 2018 in the Prospectus as if this guidance had been effective as of the beginning of fiscal 2016. The adoption of the new guidance did not have a significant change on the Company’s revenue during all periods presented. However, the adoption of the new guidance did impact the Company’s commission expense recognized during each period presented, resulting in decreases from $6.3 million, $9.5 million, and $10.7 million to $3.2 million, $4.8 million, and $7.4 million during fiscal 2016, 2017, and 2018, respectively, which was recognized in sales and marketing expense. The cumulative effect of the adoption of the new guidance on the Company’s opening accumulated deficit as of February 1, 2015 resulted in a change from $72.4 million to $70.2 million.

The Company derives revenue primarily from sales of subscription services and, to a lesser degree, from professional services. Revenue is recognized when a customer obtains access to the platform and receives the related professional services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services.

To achieve the core principle of this new standard, the Company applies the following steps:

1. Identification of the contract, or contracts, with the customer

The Company considers the terms and conditions of the contract in identifying the contracts. The Company determines a contract with a customer to exist when the contract is approved, each party’s rights regarding the services to be transferred can be identified, the payment terms for the services can be identified, it has been determined the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, the Company will evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, and financial information pertaining to the customer.

2. Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract. The Company’s performance obligations generally consist of (i) subscription and support services and (ii) professional services.

3. Determination of the transaction price

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts contain a significant financing component.

4. Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price (SSP).

5. Recognition of the revenue when, or as, a performance obligation is satisfied

Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized when control of the service is transferred to the customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company generates all its revenue from contracts with customers.

Subscription Revenue

The Company generates revenue primarily from sales of subscriptions to access its cloud-based business and execution planning platform. Subscription arrangements with customers do not provide the customer with the right to take possession of the software operating the platform. Instead, customers are granted continuous access to the platform over the contractual period. A time-elapsed method is used to measure progress because the Company’s obligation is to provide continuous service over the contractual period. Accordingly, the fixed consideration related to subscription revenue is recognized ratably over the contract term beginning on the date access to the platform is provided.

The typical subscription term is two to three years and customers are generally invoiced in annual installments at the beginning of each year within the subscription period. Most contracts are non-cancelable over the contractual term. Some customers have the option to purchase additional subscription services at a stated price. These options are evaluated on a case-by-case basis but generally do not provide a material right as they are priced within a range of prices provided to other customers for the same products and, as such, would not result in a separate performance obligation.

Professional Services Revenue

Professional services revenue consists of fees associated with implementation or consultation services, and training. Professional services do not result in significant customization of the subscription service and are considered distinct. A substantial majority of the professional service contracts are recognized on a time and materials basis and the related revenue is recognized as the service hours are performed. For time and materials projects, the Company invoices for professional services as the work is incurred and in arrears.

Contracts with Multiple Performance Obligations

Most contracts with customers contain multiple performance obligations that are distinct and accounted for separately. The transaction price is allocated to the separate performance obligations on a relative SSP basis. The Company determines SSP for all performance obligations using observable inputs, such as standalone sales and historical contract pricing. SSP is consistent with the Company’s overall pricing objectives, taking into consideration the type of subscription services and professional and other services. SSP also reflects the amount the Company would charge for that performance obligation if it were sold separately in a standalone sale, and the price the Company would sell to similar customers in similar circumstances.

Variable Consideration

Revenue from sales is recorded based on the transaction price, which includes estimates of variable consideration.

Variable consideration may exist where a customer has purchased professional services that are sold on a time and materials basis. The Company estimates the number of hours expected to be incurred based on an expected values approach that considers historical hours incurred for similar projects based on the types and sizes of customers.

Contract Balances

Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $0.2 million and $0.1 million as of October 31, 2018 and January 31, 2018, respectively, which were included within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a contract. The current portion of deferred revenue balances are recognized over the following 12-month period. The amount of revenue recognized in fiscal 2016, 2017, and 2018 that was included in deferred revenue at the beginning of each period was $24.3 million, $41.6 million, and $65.6 million, respectively. The amount of revenue recognized in the three and nine months ended October 31, 2018 that was included in deferred revenue at the beginning of each period was $43.9 million and $84.4 million, respectively.

Deferred Commissions

The Company capitalizes sales commissions that are incremental due to the acquisition of customer contracts. These costs are recorded as deferred commissions on the consolidated balance sheets. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract.

Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates between new and renewal contracts. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years, which is the estimated customer life, while commissions paid related to renewal contracts are amortized over the renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Commissions paid on professional services are typically recognized over the same period as the associated revenue. The Company determines the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration the initial estimated customer life and the technological life of the platform and related significant features. The Company determines the period of benefit for renewal subscription contracts by considering the average contractual term for renewal contracts. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of comprehensive loss.

The Company periodically reviews these deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a rollforward of the Company’s deferred commissions from the prior fiscal year end:

	As of
	October 31,	January 31,
	2018	2018
	(In thousands)
Beginning balance	$30,669	$22,742
Additions to deferred commissions	21,411	14,765
Amortization of deferred commissions	(8,110)	(7,409)
Foreign currency translation effect of deferred commissions	(1,210)	571

Ending balance	$42,760	$30,669

Deferred commissions, current (to be recognized in next 12 months)	13,448	9,101
Deferred commissions, net of current portion	29,312	21,568

Total deferred commissions	$42,760	$30,669

Remaining Performance Obligation

As of October 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $381.1 million, which consists of both billed consideration in the amount of $118.7 million and unbilled consideration in the amount of $262.4 million that the Company expects to recognize as subscription revenue. The Company expects to recognize 15% of this amount as revenue in the remainder of fiscal year ending January 31, 2019 and 89% over the three-year period ending January 31, 2021.

As of January 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $304.6 million, which consists of both billed consideration in the amount of $101.3 million and unbilled consideration in the amount of $203.3 million that the Company expects to recognize as subscription revenue. The Company expects to recognize 53% of this amount as revenue in the fiscal year ending January 31, 2019 and 98% over the three-year period ending January 31, 2021.

The Company applied a practical expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less.

Stock-Based Compensation

Prior to the IPO, the Company’s board of directors determined the fair value of its common stock using various valuation methodologies, including valuation analyses performed by third-party valuation firms. After the IPO, the Company uses the publicly quoted price as reported on the New York Stock Exchange as the fair value of its common stock.

The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, stock purchase rights (SPRs), restricted stock units (RSUs), and shares of common stock to be issued under the 2018 Employee Stock Purchase Plan (ESPP) based on the estimated grant-date fair value of the award. The Company calculates the fair value of options, SPRs, and shares of common stock to be issued under ESPP using the Black-Scholes option-pricing model and the related expense is recognized using the straight-line attribution approach. The vesting period is the period the employee is required to provide service in exchange for the award.

The Company’s RSUs granted under the 2012 Stock Plan (2012 Plan) vest upon the satisfaction of both a service condition and a liquidity condition. Both the service and liquidity conditions must be met for the expense to be recognized. The liquidity condition was satisfied upon the IPO, and the Company recognized an expense of $16.7 million for the portion of the RSUs that had met the service condition as of that date, using the straight-line attribution method.

The Company’s RSUs to be granted under the 2018 Equity Incentive Plan (2018 Plan) vest upon the satisfaction of a service condition and do not have a corresponding liquidity condition.

Stock-based compensation expense includes the impact of estimated forfeitures, and has been allocated between cost of revenue and operating expense lines based on the cost category of the respective award holders.

Deferred Offering Costs

Deferred offering costs consist primarily of accounting, legal, and other fees related to the Company’s IPO. Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets in the condensed consolidated balance sheets. After the IPO, all deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds in the condensed consolidated balance sheets. As of October 31, 2018 and January 31, 2018, there were $6.5 million and $1.1 million of offering costs, respectively.

Recently Issued Accounting Pronouncements

In February 2016 and July 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02 “Leases”, ASU 2018-10 “Codification Improvements to Topic 842, Leases”, and ASU 2018-11 “Leases (Topic 842): Targeted Improvements”, which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The new guidance requires that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The Company will adopt the guidance starting February 1, 2019 and is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact.

In August 2018, the FASB issued ASC 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The new guidance amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain costs as if the arrangement were an internal-use software project. The guidance will be effective for fiscal year beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact.

Recently Adopted Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the guidance starting February 1, 2018 and retrospectively revised the prior period cash flow from investing activities, beginning cash balance, and ending cash balance to reflect the change in presentation of restricted cash. Other than the change in the presentation in the accompanying condensed consolidated statements of cash flows, the adoption of this standard had no effect on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the guidance using the full retrospective transition method starting February 1, 2018. The adoption of the new standard resulted in changes to the Company’s accounting policies for revenue recognition and deferred commissions and resulted in additional disclosures as noted in the revenue recognition section.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. The Company adopted the guidance starting February 1, 2018. The adoption of the new standard had no material impact on the Company’s condensed consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award are subject to the guidance on modification accounting. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share-based payment award are the same immediately before and after a change to the terms or conditions of the award. The Company adopted the guidance on February 1, 2018. The adoption of this standard had no material impact on the Company’s condensed consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes several aspects of the accounting for share-based payment award transactions, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, classification of employee taxes paid on the statement of cash flows when the employer withholds shares for tax-withholding purposes, as well as expected term and intrinsic value estimates for nonpublic entities. The Company adopted the guidance on February 1, 2018, and elected to continue to estimate its forfeiture rate. The adoption of this standard had no material impact on the Company’s condensed consolidated financial statements and disclosures.

(2) Balance Sheet Components

Property and Equipment, net

Property and equipment consisted of the following:

	As of
	October 31,	January 31,
	2018	2018
	(In thousands)
Computer and office equipment	$36,329	$19,273
Leaseold improvements	11,669	2,722
Internal-use software	14,033	9,603
Construction in progress	2,249	2,077

Property and equipment, gross	64,280	33,675
Less: accumulated depreciation	(21,491)	(15,354)

Property and equipment, net	$42,789	$18,321

Depreciation expense was $3.4 million and $8.8 million for the three and nine months ended October 31, 2018, respectively, and $1.9 million and $5.0 million for the three and nine months ended October 31, 2017, respectively.

As of October 31, 2018, total property and equipment financed under capital leases was $12.3 million, net of accumulated amortization of $0.8 million. For the three and nine months ended October 31, 2018, amortization expense related to property and equipment financed under capital leases was $0.5 million and $0.8 million, respectively. No property and equipment was financed under capital leases during the fiscal year ended January 31, 2018.

Accrued Expenses

Accrued expenses consisted of the following:

	As of
	October 31,	January 31,
	2018	2018
	(In thousands)
Vendor accruals	$5,709	$5,180
Accrued commission	10,185	3,938
Accrued bonuses	6,027	5,243
Accrued deferred offering costs	3,309	—
Accrued other payroll liabilities	4,949	5,164
Current portion of capital lease obligations	3,993	—
Accrued other	7,345	7,160

Accrued expenses	$41,517	$26,685

(3) Bank Borrowing

In April 2018, the Company entered into a syndicated loan agreement with Wells Fargo to provide a secured revolving credit facility that allows the Company to borrow up to $40.0 million, subject to an accounts receivable borrowing base, for general corporate purposes through April 2020. Any advances drawn on the credit facility will incur interest at a rate equal to (i) the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1% less (ii) 0.5%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 30, 2020. There was a $6.0 million reduction of the available credit facility in April 2018 related to letters of credits for certain facility leases which resulted in the simultaneous release of $6.0 million in restricted cash. As of October 31, 2018, the Company had not drawn down any amounts under this agreement. The Company was in compliance with the financial covenants contained in the agreement as of October 31, 2018.

In conjunction with entering into the Wells Fargo loan agreement, the Company granted Wells Fargo a first priority lien in its accounts receivable and other corporate assets, agreed not to pledge its intellectual property to other parties and became subject to certain reporting and financial covenants.

(4) Employee Stock Plans

2012 Stock Plan

In March 2012, the Company adopted the 2012 Plan, under which officers, employees, and consultants may be granted various forms of equity incentive compensation at the discretion of the Board of Directors, including stock options, RSUs, and SPRs. The awards have varying terms, but generally vest over four years, and are issued at the fair value of the shares of common stock on the date of grant.

In connection with the IPO, the 2012 Plan was terminated and the number of shares of common stock reserved under the 2012 Plan that were not issued or subject to outstanding awards under the 2012 Plan on the IPO date were transferred to the 2018 Plan. As of October 31, 2018, options to purchase and RSUs to convert to a total of 27,385,809 shares of common stock were outstanding under the 2012 Plan pursuant to their original terms and no shares were available for future grant.

2018 Stock Plan

In October 2018, the Company adopted the 2018 Equity Incentive Plan (the 2018 Plan), which became effective on October 11, 2018 and serves as the successor to the Company’s 2012 Plan, and provides various forms of equity incentive awards to the Company’s officers, employees and consultants at the discretion of the Board of Directors. The awards have varying terms, but generally vest over four years, and are issued at the fair value of the shares of common stock on the date of grant.

As of October 31, 2018, the Board of Director authorized 13,544,211 shares of common stock to be reserved for future issuance. On the first day of each fiscal year of the Company during the term of the 2018 Plan, commencing on February 1, 2019 and ending on (and including) February 1, 2028, the aggregate number of common shares that may be issued under the 2018 Plan shall automatically increase by a number equal to the least of (a) 5% of the total number of common shares issued and outstanding on the last day of the preceding fiscal year, (b) 7,500,000 of common shares, or (c) a number of common shares determined by the Company’s board of directors. As of October 31, 2018, there were no equity awards outstanding under the 2018 Plan.

Employee Stock Purchase Plan

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the ESPP), which became effective on October 12, 2018. The ESPP initially authorizes the issuance of 2,700,000 shares of the Company’s common stock pursuant to purchase rights granted to eligible employees. The number of shares of common stock available for sale under the ESPP also includes an annual increase on the first day of each fiscal year beginning on February 1, 2019, equal to the least of: (i) 1% of the outstanding shares of common stock as of the last day of the preceding fiscal year, (ii) 1,500,000 shares of stock subject to anti-dilution adjustments or (iii) such other amount as the board of directors may determine.

Except for the initial offering period, the ESPP provides for 12-month offering periods beginning June 21 and December 21 of each year, and each offering period will consist of two six-month purchase periods. The initial offering period began October 12, 2018 and will end on December 20, 2019. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s stock on the offering date or (2) the fair market value of our stock on the purchase date.

Stock-Based Compensation

Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s condensed consolidated statements of comprehensive loss:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
	(In thousands)
Cost of subscription revenue	$231	$38	$369	$70
Cost of professional services revenue	260	161	378	443
Research and development	1,036	179	1,572	521
Sales and marketing	3,992	863	6,028	2,558
General and administrative	13,194	667	15,266	1,743

Total stock-based compensation expense	$18,713	$1,908	$23,613	$5,335

The Company capitalized stock-based compensation included within research and development expense in the amounts of $0.2 million for the three and nine months ended October 31, 2018, and $44,000 and $0.1 million for the three and nine months ended October 31, 2017, respectively.

(5) Fair Value Measurements

The Company did not hold any assets or liabilities that are measured at fair value on a recurring basis as of October 31, 2018 or January 31, 2018.

(6) Income Taxes

The Company computed its interim provision using the actual year-to-date method. The Company’s income tax expense was $0.6 million and $2.1 million for the three and nine months ended October 31, 2018, respectively, and $0.5 million and $0.9 million for the three and nine months ended October 31, 2017, respectively.

(7) Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
	(In thousands, except per share data)
Numerator:
Net loss	$(37,961)	$(11,770)	$(85,190)	$(27,749)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	46,085	19,530	30,416	18,472
Net loss per share attributable to common stockholders, basic and diluted	($0.82)	($0.60)	($2.80)	($1.50)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of October 31,
	2018	2017
	(In thousands)
Convertible preferred stock	—	68,155
Stock options	15,235	15,439
Stock repurchase rights	5,766	9,019
Restricted stock units	9,885	5,059
Unvested shares subject to repurchase	20	447
Convertible preferred stock warrants	10	10
Common stock warrants	—	14

Total	30,916	98,143

(8) Segments

The Company operates in one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.

The following table summarizes the revenue by geographical region based on the shipping address of customers who have contracted to use the Company’s cloud-based application:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2018		2017		2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(In thousands, except percentage data)
Americas	$36,160	58%	$26,685	60%	$100,369	59%	$74,489	61%
EMEA	20,812	34	14,022	32	56,988	33	37,942	31
APAC	5,042	8	3,482	8	14,035	8	9,577	8

Total	$62,014	100%	$44,189	100%	$171,392	100%	$122,008	100%

(9) Subsequent Events

Office Lease

In November 2018, the Company amended one of its operating lease agreements for extension of three years and additional 16,768 square feet of office space located in Minneapolis, Minnesota. Total incremental lease payments are approximately $5.0 million over a contractual term of eight years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties as discussed in “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q. Our fiscal year ends January 31.

Overview

Anaplan is pioneering the category of Connected Planning, which allows organizations to transform their businesses by making better and faster decisions.

We believe Connected Planning is the next essential cloud category. It fundamentally transforms planning by connecting all of the people, data, and plans needed to accelerate business value and enable real-time planning and decision-making in rapidly changing business environments. Connected Planning accelerates business value by transforming the way organizations make decisions and placing the power of planning in the hands of every individual at every level within and between organizations.

Connected Planning represents a fundamental shift from the legacy approach to planning, which is typically confined to the finance department and uses a patchwork of outdated and disconnected tools and manual processes that are often overly complex, slow, inefficient, and static. Connected Planning enables dynamic, collaborative, and intelligent planning across all areas of an organization, including finance, sales, and supply chain, and other corporate functions such as marketing, human resources, and operations.

We sell subscriptions to our cloud-based planning platform primarily through our direct sales team. We also have strategic partnerships that provide us with a significant source of lead generation and implementation leverage. Our global partners, including global strategic consulting firms and global systems integrators, often promote our platform as part of the large-scale transformation projects they drive by identifying opportunities in which our platform can help companies maximize the effectiveness of their business processes. We also partner with leading regional consulting firms and implementation partners. These highly skilled regional partners not only provide subject-matter expertise in the implementation of specific use cases, but they also act as an extension of our direct sales force by identifying and referring opportunities to us. We and our partners create pre-packaged applications that are available on our App Hub marketplace to further accelerate the adoption and expansion of our platform.

We focus our selling efforts on executives of large enterprises, who are often making a strategic purchase of our platform with the potential for broad use throughout their organizations. With an emphasis on post-purchase support for customer success with the platform, we use a “land and expand” sales strategy to capitalize on this potential. Our platform is often initially adopted within a specific line of business, including in finance, sales, and supply chain, and other corporate functions such as marketing, human resources, and operations, for one or more planning use cases. Once customers see the benefits of our platform for their initial use cases, they often increase the number of users, add new use cases, and expand to additional lines of business, divisions, and geographies. We see a greenfield opportunity to help over 70 million knowledge workers around the world plan more efficiently using Anaplan.

We derive the substantial majority of our revenue from subscriptions for users on our platform. Our initial subscription term is typically two to three years, although some customers commit for shorter periods. We generally bill our customers annually in advance. We also offer professional services, including consulting, implementation, and training, but are increasingly leveraging our partners to provide these services. Subscription revenue increased from $38.2 million to $54.4 million in the three months ended October 31, 2017 and 2018, respectively, representing a period-over-period subscription revenue growth rate of 42%. Services revenue increased from $6.0 million to $7.6 million in the three months ended October 31, 2017 and 2018, respectively. Our subscription revenue as a percentage of total revenue increased from 86% to 88% in the three months ended October 31, 2017 and 2018, respectively. Our services revenue increased from $20.0 million to $22.5 million in the nine months ended October 31, 2017 and 2018, respectively, while subscription revenue increased from $102.0 million to $148.9 million during the same periods, representing a period-over-period subscription revenue growth rate of 46%. As a result of this strategy, our subscription revenue as a percentage of total revenue increased from 84% in the nine months ended October 31, 2017 to 87% in the nine months ended October 31, 2018.

During the three months ended October 31, 2017 and 2018, our revenue was $44.2 million and $62.0 million, respectively, and during the nine months ended October 31, 2017 and 2018, our revenue was $122.0 million and $171.4 million, respectively. Approximately 42% and 44% of our revenue was generated from outside of the United States in the three months ended October 31, 2017 and 2018, respectively, and approximately 41% and 43% of our revenue was generated from outside of the United States in the nine months ended October 31, 2017 and 2018, respectively. Our net loss was $11.8 million and $27.7 million for the three and nine months ended October 31, 2017, respectively, and $38.0 million and $85.2 million for the three and nine months ended October 31, 2018, respectively.

We believe that our focus on customer success allows us to retain and expand the subscription revenue generated from our existing customers, and is an indicator of the long-term value of our customer relationships for Anaplan as a whole. We track our performance in this area by measuring our dollar-based net expansion rate, which compares our annual recurring revenue from the same set of customers across comparable periods. The dollar-based net expansion rate was 124% and 122% as of October 31, 2018 and January 31, 2018, respectively.

Our dollar-based net expansion rate equals the annual recurring revenue at the end of a period for a base set of customers from which we generated annual recurring revenue in the year prior to the date of calculation, divided by the annual recurring revenue one year prior to the date of the calculation for that same set of customers. Annual recurring revenue is calculated as subscription revenue already booked and in backlog that will be recorded over the next 12 months, assuming any contract expiring in those 12 months is renewed and continues on its existing terms and at its prevailing rate of utilization.

Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. See the section titled “Risk Factors”. If we are unable to address these challenges, our business and operating results could be adversely affected.

Market adoption of our platform.    Even though we believe Connected Planning is a strategic imperative for enterprises in today’s rapidly changing business environment, it is at an early stage of adoption. Our long-term success will depend on widespread adoption of Connected Planning by enterprises for numerous planning applications with broad use of those applications within their organizations. While we believe that we are still in the early stages of penetrating our addressable market, we have benefited from rapid customer growth.

Customer First strategy.    We put the success of our customers at the center of our culture, strategy, and investments. We view our Customer First strategy as core to capturing our Connected Planning vision and driving the continued adoption and expansion in the use of our platform. By aligning our thought leadership, worldwide development and delivery capabilities, and local sales and service resources, our Customer First strategy drives exceptional value throughout our customers’ Connected Planning journeys. Our continued success depends in part on our ability to continue to put customers at the center of our strategy.

Expansion of existing customers.    We employ a “land and expand” approach, with many of our customers initially deploying our product for a specific use case and group of users, and, once they realize the benefits and wide applicability of our platform, subsequently renewing subscriptions and expanding the number of users or use cases within and across lines of business and geographies. As a result, we are able to generate a significant increase in revenue from the expanded use of our platform across the enterprise. Going forward we are focused on our large customers where the opportunity for expansion and need for our planning solutions are greatest. Our future revenue growth and our ability to achieve and maintain profitability is dependent upon our ability to maintain existing customer relationships and to continue to expand our customers’ use of our platform.

Scaling our sales team.    Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our sales efforts, both domestically and internationally. We have invested and intend to continue to invest aggressively in expanding our direct sales force, particularly in attracting and retaining sales personnel with experience selling to larger enterprises. A substantial portion of our sales force joined us over the last 12 months, and our ability to increase our revenue will depend on the new members of our sales force becoming fully productive. In the enterprise market, a customer’s decision to use our platform may be an enterprise-wide decision. These types of sales require us to provide greater levels of education regarding the use and benefits of our platform, which involves substantial time, effort, and costs. We anticipate that our headcount will continue to increase as a result of these investments.

International sales.    Our revenue generated outside of the United States during the three and nine months ended October 31, 2018, was approximately 44% and 43%, respectively, and the three and nine months ended October 31, 2017, was approximately 42% and 41%, respectively, of our total revenue. We believe global demand for our platform will continue to increase as organizations experience the benefits that our platform can provide to international enterprises with complex planning needs spanning multiple geographies. Accordingly, we believe there is significant opportunity to grow our international business. We have invested, and plan to continue to invest, ahead of this potential demand in personnel, marketing, and access to data center capacity to support our international growth.

Partner ecosystem.    Our partner ecosystem extends our geographic coverage, accelerates the usage and adoption of our platform, and enables more efficient delivery of service solutions. We intend to augment and deepen our partnerships with global and regional partners, which include consulting firms, systems integrators, and implementation partners. We believe our partners’ scale and route to market can significantly contribute to our ability to penetrate our addressable market, extend our geographic coverage, and extend usage and adoption of our platform.

Product velocity.    We have invested and intend to continue to invest significantly in research and development in an effort to enhance and expand the functionality of our platform, to attract and retain development personnel, and to protect our market-leading technology advantage. We have a well-defined technology roadmap to introduce new features and functionality to our platform that we believe will improve our ability to generate revenue by broadening the appeal of our platform to potential new customers as well as increasing the opportunities for further expanding the use of our platform by existing customers. We are also investing to further enhance the user interface, functionality, and usability of our platform, including in machine learning and other artificial intelligence technologies, to further enhance the predictive capabilities of our platform. We will need to continue to focus on bringing cutting-edge technology to market in order to remain competitive.

Components of Results of Operations

Revenue

We offer subscriptions to our cloud-based planning platform. We derive our revenue primarily from subscription fees and, to a lesser degree, from professional services fees. Subscription revenue consists primarily of fees to provide our customers access to our cloud-based platform. Professional services revenue includes fees from assisting customers in implementing and optimizing the use of our cloud-based platform. These services include implementation, consulting, and training.

Subscription Revenue

Subscription revenue accounted for 88% and 87% during the three and nine months ended October 31, 2018, respectively, and 86% and 84% during the three and nine months ended October 31, 2017, respectively. Subscription revenue is driven primarily by the number of customers, the number of users at each customer, the price of user subscriptions, and renewal rates.

Subscription fees are recognized ratably as revenue over the contract term beginning on the date the platform is made available to the customer. Our new business subscriptions typically have a term of two to three years. We generally invoice our customers in annual installments at the beginning of each year within the subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period.

Most of our contracts are non-cancellable over the contract term. We had a remaining performance obligation, or backlog, in the amount of $381.1 million as of October 31, 2018, consisting of both billed and unbilled consideration.

Because we recognize revenue from subscription fees ratably over the term of the contract, changes in our contracting activity in the near term may not impact our reported revenue until future periods.

Professional Services Revenue

Professional services revenue is generally recognized as the services are rendered for time and material contracts, or on a proportional performance basis for fixed price contracts. The substantial majority of our professional service contracts are on a time and materials basis. Implementations generally take one to six months to complete depending upon the scope of engagement with the customer. Our professional services revenue fluctuates from quarter to quarter as a result of the achievement of payment milestones in our professional services arrangements, and the requirements, complexity, and timing of our customers’ implementation projects.

Cost of Revenue

Cost of Subscription Revenue

Cost of subscription revenue primarily consists of costs related to hosting our service. Significant expenses include data center capacity costs, personnel-related costs directly associated with our cloud infrastructure, including total compensation, customer support, equipment depreciation, and amortization of internal-use software.

Cost of Professional Services Revenue

Cost of professional services revenue primarily consists of costs related to providing implementation and configuration services, optimization services and training services, personnel-related costs directly associated with our professional services and training departments, including salaries and bonuses, benefits, and stock-based compensation, the costs of contracted third-party vendors, and travel.

Professional services associated with the implementation and configuration of our subscription platform are performed directly by our services team, as well as by contracted third-party vendors. When third-party vendors invoice us for services performed for our customers, those fees are recognized as expense over the requisite service period.

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel-related costs for our development team, including salaries and bonuses, benefits, stock-based compensation expense, and allocated overhead costs. We have invested, and intend to continue to invest, in developing technology to support our growth. We capitalize certain software development costs that are attributable to developing new features and adding incremental functionality to our platform, and amortize such costs as costs of subscription revenue over the estimated life of the new incremental functionality, which is two years. We plan to increase our investment in research and development for the foreseeable future as we focus on further developing our platform and enhancing its use cases. However, we expect our research and development expenses to decrease as a percentage of our total revenue over time, although they may fluctuate as a percentage of our total revenue from period to period.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries and bonuses, benefits, commissions, and stock-based compensation. Other sales and marketing costs include promotional events to promote our brand, including our Anaplan Connected Planning Xperience (CPX) user conference, previously known as our Hub conferences, advertising, and allocated overhead. We plan to increase our investment in sales and marketing over the foreseeable future, primarily stemming from increased headcount in sales and marketing, and investment in brand- and product-marketing efforts. However, we expect our sales and marketing expenses to decrease as a percentage of our total revenue over time, although they may fluctuate as a percentage of our total revenue from period to period.

General and Administrative

General and administrative expenses consist of personnel-related costs associated with our executive, finance, legal, and human resources personnel, including salaries and bonuses, benefits, and stock-based compensation expense, professional fees for external legal, accounting and other consulting services, and allocated overhead costs. We expect to increase the size of our general and administrative function to support the growth of our business and to take advantage of the large opportunity in front of us. We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we expect to incur increased expenses such as insurance, investor relations, and professional services. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over time, although they may fluctuate from as a percentage of our total revenue from period to period.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash and cash equivalents.

Other Expense, Net

Other expense, net consists primarily of the effect of exchange rates on our foreign currency-denominated asset and liability balances.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
	(In thousands)
Revenue:
Subscription revenue	$54,366	$38,214	$148,905	$102,018
Professional services revenue	7,648	5,975	22,487	19,990

Total revenue	62,014	44,189	171,392	122,008
Cost of revenue:
Cost of subscription revenue (1)	9,341	5,654	25,915	12,436
Cost of professional services revenue (1)	7,904	9,590	21,321	26,993

Total cost of revenue	17,245	15,244	47,236	39,429
Gross profit	44,769	28,945	124,156	82,579
Operating expenses:
Research and development (1)	11,672	7,596	35,521	22,805
Sales and marketing (1)	45,699	24,167	123,621	66,481
General and administrative (1)	24,454	7,419	47,324	19,436

Total operating expenses	81,825	39,182	206,466	108,722

Loss from operations	(37,056)	(10,237)	(82,310)	(26,143)
Interest income, net	314	30	439	75
Other expense, net	(602)	(1,048)	(1,242)	(757)

Loss before income taxes	(37,344)	(11,255)	(83,113)	(26,825)
Provision for income taxes	(617)	(515)	(2,077)	(924)

Net loss	$(37,961)	$(11,770)	$(85,190)	$(27,749)

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$231	$38	$369	$70
Cost of professional services revenue	260	161	378	443
Research and development	1,036	179	1,572	521
Sales and marketing	3,992	863	6,028	2,558
General and administrative	13,194	667	15,266	1,743

Total stock-based compensation expense	$18,713	$1,908	$23,613	$5,335

Three and Nine Months Ended October 31, 2018 and 2017

Revenue

	Three Months Ended October 31,			Nine Months Ended October 31,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
Subscription revenue	$54,366	$38,214	42%	$148,905	$102,018	46%
Professional services revenue	7,648	5,975	28	22,487	19,990	12

Total revenue	$62,014	$44,189	40	$171,392	$122,008	40

Total revenue was $62.0 million for the three months ended October 31, 2018 compared to $44.2 million for the three months ended October 31, 2017, an increase of $17.8 million, or 40%. Total revenue was $171.4 million for the nine months ended October 31, 2018 compared to $122.0 million for the nine months ended October 31, 2017, an increase of $49.4 million, or 40%.

Subscription revenue was $54.4 million, or 88% of total revenue, for the three months ended October 31, 2018, compared to $38.2 million, or 86% of total revenue, for the three months ended October 31, 2017. The increase of $16.2 million, or 42%, in subscription revenue was due to additional sales to existing customers, which accounted for approximately 58% of the increase, and a significant increase in sales to new customers, which accounted for approximately 42% of the increase.

Subscription revenue was $148.9 million, or 87% of total revenue, for the nine months ended October 31, 2018, compared to $102.0 million, or 84% of total revenue, for the nine months ended October 31, 2017. The increase of $46.9 million, or 46%, in subscription revenue was due to additional sales to existing customers, which accounted for approximately 72% of the increase, and a significant increase in sales to new customers, which accounted for approximately 28% of the increase.

Professional services revenue was $7.6 million for the three months ended October 31, 2018 compared to $6.0 million for the three months ended October 31, 2017. The increase of $1.7 million, or 28%, in professional services revenue was primarily due to the higher revenue generated from implementations performed by partners in the three months ended October 31, 2018. This also represents a continued decline in professional services revenue as a percentage of total revenue from 14% to 12% due to a growing partner network and our strategy of shifting professional services revenue to our partners.

Professional services revenue was $22.5 million for the nine months ended October 31, 2018 compared to $20.0 million for the nine months ended October 31, 2017. The increase of $2.5 million, or 12%, in professional services revenue was primarily due to the higher revenue generated from partners and utilization of our professional services employees in the nine months ended October 31, 2018. This also represents a continued decline in professional services revenue as a percentage of total revenue from 16% to 14% due to a growing partner network and our strategy of shifting professional services revenue to our partners.

Cost of Revenue

	Three Months Ended October 31,			Nine Months Ended October 31,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
Cost of subscription revenue	$9,341	$5,654	65%	$25,915	$12,436	108%
Cost of professional services revenue	7,904	9,590	(18)	21,321	26,993	(21)

Total cost of revenue	$17,245	$15,244	13	$47,236	$39,429	20

Total cost of revenue was $17.2 million for the three months ended October 31, 2018 compared to $15.2 million for the three months ended October 31, 2017, an increase of $2.0 million, or 13%. Total cost of revenue was $47.2 million for the nine months ended October 31, 2018 compared to $39.4 million for the nine months ended October 31, 2017, an increase of $7.8 million, or 20%.

Cost of subscription revenue was $9.3 million for the three months ended October 31, 2018 compared to $5.7 million for the three months ended October 31, 2017, an increase of $3.7 million, or 65%. The increase in cost of subscription revenue was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $1.8 million, including stock-based compensation, an increase in hosting fees of $0.4 million due primarily to additional servers, an increase in software licenses to produce additional functionality of our platform of $0.4 million, an increase in allocated facilities and IT of $0.4 million due to our growth, and an increase in amortization of capitalized software development costs and intangible assets of $0.3 million.

Cost of subscription revenue was $25.9 million for the nine months ended October 31, 2018 compared to $12.4 million for the nine months ended October 31, 2017, an increase of $13.5 million, or 108%. The increase in cost of subscription revenue was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $6.1 million, including stock-based compensation, an increase in allocated facilities and IT of $1.4 million due to additional leases signed in the nine months ended October 31, 2018, an increase in amortization of capitalized software development costs and intangible assets of $1.2 million, an increase in software licenses to produce additional functionality of our platform of $1.2 million, an increase in hosting fees of $1.0 million due primarily to additional servers, and an increase in depreciation of our servers placed in service in the nine months ended October 31, 2018 of $1.0 million.

Cost of professional services revenue was $7.9 million for the three months ended October 31, 2018 compared to $9.6 million for the three months ended October 31, 2017, a decrease of $1.7 million, or 18%. The decrease in cost of professional services revenue was primarily due to our strategy of shifting professional services to our partners.

Cost of professional services revenue was $21.3 million for the nine months ended October 31, 2018 compared to $27.0 million for the nine months ended October 31, 2017, a decrease of $5.7 million, or 21%. The decrease in cost of professional services revenue was primarily due to our strategy of shifting professional services to our partners.

Gross Profit and Gross Margin

	Three Months Ended October 31,			Nine Months Ended October 31,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
Subscription gross profit	$45,025	$32,560	38%	$122,990	$89,582	37%
Professional services gross profit (loss)	(256)	(3,615)	(93)	1,166	(7,003)	(117)

Total gross profit	$44,769	$28,945	55	$124,156	$82,579	50

Subscription gross margin	83%	85%		83%	88%
Professional services gross margin	-3%	-61%		5%	-35%
Total gross margin	72%	66%		72%	68%

Gross profit was $44.8 million for the three months ended October 31, 2018 compared to $28.9 million for the three months ended October 31, 2017, an increase of $15.8 million, or 55%. Gross profit was $124.2 million for the nine months ended October 31, 2018 compared to $82.6 million for the nine months ended October 31, 2017, an increase of $41.6 million, or 50%. The increase in gross profit for both periods was the result of the increases in our subscription revenue due primarily to additional sales to existing customers and the addition of new customers in the three and nine months ended October 31, 2018.

Gross margin was 72% for the three months ended October 31, 2018 compared to 66% for the three months ended October 31, 2017. Gross margin was 72% for the nine months ended October 31, 2018 compared to 68% for the nine months ended October 31, 2017. The increase for both periods was due primarily to the increase in subscription revenue as a percentage of total revenue, which generates a significantly higher gross margin than our professional services revenue, and increase in our professional services gross margins. Beginning in three months ended January 31, 2018, we redeployed certain employees from our Customer Support to Sales and Marketing as part of our overall strategy to transition more services to partners. Our gross margins can fluctuate from quarter to quarter as a result of the achievement of payment milestones in our professional services arrangements, and the requirements, complexity, and timing of our customers’ implementation projects.

Operating Expenses

	Three Months Ended October 31,			Nine Months Ended October 31,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
Operating expense:
Research and development	$11,672	$7,596	54%	$35,521	$22,805	56%
Sales and marketing	45,699	24,167	89	123,621	66,481	86
General and administrative	24,454	7,419	230	47,324	19,436	143

Total operating expenses	$81,825	$39,182	109	$206,466	$108,722	90

Research and Development

Research and development expenses were $11.7 million for the three months ended October 31, 2018 compared to $7.6 million for the three months ended October 31, 2017, an increase of $4.1 million, or 54%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $3.3 million, including an increase in stock-based compensation of $0.9 million mainly related to our RSUs being recognized upon the IPO, and an increase in allocated facilities and IT of $0.6 million due to our growth.

Research and development expenses were $35.5 million for the nine months ended October 31, 2018 compared to $22.8 million for the nine months ended October 31, 2017, an increase of $12.7 million, or 56%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $7.5 million, including an increase in stock-based compensation of $1.1 million mainly related to our RSUs being recognized upon the IPO, an increase in consulting and contractor spend of $2.1 million to support our anticipated growth, and an increase in allocated facilities and IT of $1.3 million due to additional leases signed in the nine months ended October 31, 2018.

Sales and Marketing

Sales and marketing expenses were $45.7 million for the three months ended October 31, 2018 compared to $24.2 million for the three months ended October 31, 2017, an increase of $21.5 million, or 89%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $15.2 million, including an increase in stock-based compensation of $3.1 million mainly related to our RSUs being recognized upon the IPO, an increase in commission expenses of $2.1 million, and an increase in allocated facilities and IT of $1.7 million due to our growth.

Sales and marketing expenses were $123.6 million for the nine months ended October 31, 2018 compared to $66.5 million for the nine months ended October 31, 2017, an increase of $57.1 million, or 86%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $37.4 million, including an increase in stock-based compensation of $3.5 million mainly related to our RSUs being recognized upon the IPO, an increase in allocated facilities and IT of $6.0 million due primarily to new facility leases in the nine months ended October 31, 2018, an increase in commission expenses of $4.6 million, and an increase in travel and entertainment related expenses of $2.5 million.

General and Administrative

General and administrative expenses were $24.5 million for the three months ended October 31, 2018 compared to $7.4 million for the three months ended October 31, 2017, an increase of $17.1 million, or 230%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $15.7 million, including an increase in stock-based compensation of $12.5 million mainly related to our RSUs being recognized upon the IPO, an increase in consulting and contractors spend of $0.5 million, and an increase in legal expense of $0.4 million.

General and administrative expenses were $47.3 million for the nine months ended October 31, 2018 compared to $19.4 million for the nine months ended October 31, 2017, an increase of $27.9 million, or 143%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $23.3 million, including an increase in stock-based compensation of $13.5 million mainly related to our RSUs being recognized upon the IPO, and an increase in consulting and contractor spend of $1.7 million.

Other Income and Expenses, Net

	Three Months Ended October 31,			Nine Months Ended October 31,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
Interest income, net	$314	$30	947%	$439	$75	485%
Other expenses, net	(602)	(1,048)	(43)	(1,242)	(757)	64

Interest Income, net

Interest income, net increased by $0.3 million, or 947%, in the three months ended October 31, 2018. Interest income, net increased by $0.4 million, or 485%, in the nine months ended October 31, 2018. The increase in interest income, net was primarily due to higher average cash and cash equivalents balances during the three and nine months ended October 31, 2018 compared to the three and nine months ended October 31, 2017.

Other Expenses, net

Other expenses, net was a loss of $0.6 million in the three months ended October 31, 2018 compared to a loss of $1.0 million in the three months ended October 31, 2017, a decrease of $0.4 million, or 43%. Other expense, net was a loss of $1.2 million in the nine months ended October 31, 2018 compared to a loss of $0.8 million in the nine months ended October 31, 2017, an increase of $0.4 million, or 64%. The change was primarily due to foreign currencies decreasing in value to the U.S. dollar and the related remeasurements during the periods, primarily related to our U.K. operations.

Provision for Income Taxes

	Three Months Ended October 31,			Nine Months Ended October 31,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
Provision for income taxes	$617	$515	20%	$2,077	$924	125%

The provision for income taxes was $0.6 million for the three months ended October 31, 2018 compared to $0.5 million for the three months ended October 31, 2017, an increase of $0.1 million, or 20%. The provision for income taxes was $2.1 million for the nine months ended October 31, 2018 compared to $0.9 million for the nine months ended October 31, 2017, an increase of $1.2 million, or 125%. The increase in provision for income taxes was primarily related to income generated from statutory intercompany cost plus arrangements in certain European and Asian countries.

Liquidity and Capital Resources

As of October 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $374.2 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of bank deposits and money market funds.

In October 2018, we completed our IPO and received aggregate net proceeds of $281.8 million, after underwriting discounts and commissions, and before deducting offering costs of $6.5 million. We also received aggregate proceeds of $20.0 million related to the concurrent private placement, and did not pay any underwriting discounts or commissions with respect to the shares that were sold in this private placement.

We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform offerings, and the continuing market acceptance of the platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.

All of our restricted stock units, or RSUs, vest upon the satisfaction of a service-based vesting condition. The first vesting event for our RSUs will occur no later than April 15, 2019, by which time approximately 2.8 million shares underlying RSUs held by our officers and employees will have vested and settled into shares of our common stock. We currently expect that the average withholding tax rate for such individuals will be approximately 50%. We have established a policy to require individuals to sell-to-cover to satisfy our tax withholding obligations for such individuals due at settlement, subject to the discretion of our board of directors; except for certain contractual obligations that require settlement by withhold to cover of vested shares. If we were to require individuals to sell-to-cover, approximately 50%, or approximately 1.4 million, of the vested shares would need to be sold on the settlement date with the actual percentage dependent upon the price of our common stock received at settlement.

Loan and Credit Facility Agreements

In April 2018, we entered into a syndicated loan agreement with Wells Fargo to provide a secured revolving credit facility that allows us to borrow up to $40.0 million, subject to an accounts receivable borrowing base, for general corporate purposes through April 2020. Any advances drawn on the credit facility will incur interest at a rate equal to (i) the highest of (A) the prime rate, (B) the federal funds rate plus 0.5% and (C) one-month LIBOR plus 1% less (ii) 0.5%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 30, 2020. There was a $6.0 million reduction of the available credit facility in April 2018 related to letters of credit for certain of our facility leases, which resulted in the simultaneous release of $6.0 million in restricted cash.

We granted Wells Fargo a first priority lien in our accounts receivable, all of the issued shares of capital stock and equity interests of our subsidiaries, and other corporate assets and agreed not to pledge our intellectual property to other parties. The loan agreement includes affirmative and negative covenants, including financial covenants requiring: (i) maintenance at all times of minimum tangible net worth, defined as assets, excluding intangible assets, less liabilities of not less than $1; and (ii) maintenance at all times of a ratio of (A) the aggregate of our cash, cash equivalents and net accounts receivable to (B) total current liabilities less current deferred revenue plus revolving credit loans drawn under the loan agreement of not less than $1.50 to $1.00. As of October 31, 2018, we were in compliance with all covenants associated with the credit facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	October 31,
	2018	2017
	(In thousands)
Net cash used in operating activities	$(29,915)	$(17,978)
Net cash used in investing activities	(18,909)	(12,096)
Net cash provided by financing activities	308,227	2,854

Operating Activities

Net cash used in operating activities of $29.9 million for the nine months ended October 31, 2018 was primarily due to a net loss of $85.2 million, partially offset by non-cash charges for stock-based compensation of $23.6 million, depreciation and amortization of $8.9 million, amortization of deferred commissions of $8.1 million, and loss on disposal of property and equipment of $0.5 million. Changes in working capital were favorable to cash flows from operations by $14.1 million primarily due to an increase in the deferred revenue balance of $21.7 million due to increases in sales, an increase in accounts payable and accrued expenses of $7.5 million due to our growth, a decrease in accounts receivable, net of $3.2 million due to increased customer collections, a decrease in prepaid expenses and other current assets of $1.8 million, and an increase in other noncurrent liabilities of $0.9 million due to our growth, partially offset by an increase in deferred commissions of $21.4 million related to increases in our sales.

Net cash used in operating activities of $18.0 million for the nine months ended October 31, 2017 was primarily due to a net loss of $27.7 million, partially offset by non-cash charges for stock-based compensation of $5.3 million, amortization of deferred commissions of $5.3 million, and depreciation and amortization of $5.2 million. Changes in working capital were unfavorable to cash flows from operations by $6.0 million primarily due to increases in deferred commissions of $10.1 million and in accounts receivable, net of $6.0 million due to increases in sales, and increases in prepaid expenses and other current assets of $2.6 million and in other noncurrent assets of $1.3 million due to our growth, partially offset by an increase in deferred revenue of $15.0 million due to increases in sales.

Investing Activities

Net cash used in investing activities for the nine months ended October 31, 2018 of $18.9 million was related to purchases of property and equipment of $13.5 million related to our growth and the capitalization of internal-use software of $5.4 million as we expanded the platform and increased our development efforts.

Net cash used in investing activities for the nine months ended October 31, 2017 of $12.1 million was related to purchases of property and equipment of $7.9 million and the capitalization of internal-use software of $4.2 million.

Financing Activities

Net cash provided by financing activities for the nine months ended October 31, 2018 of $308.2 million consisted primarily of IPO proceeds of $301.8 million, $5.6 million in proceeds from the exercise of stock options, and $1.6 million from the repayment of promissory notes, partially offset by $0.8 million principal payment on capital lease obligations.

Net cash provided by financing activities for the nine months ended October 31, 2017 of $2.9 million consisted of $1.7 million in proceeds from the exercise of stock options and $1.1 million from the repayment of promissory notes.

Commitments and Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations and commitments during the three months ended October 31, 2018 from the contractual obligations and commitments disclosed in the Prospectus, except for those described under Note 9 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

Through October 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, and Singapore Dollar. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for the three and nine months ended October 31, 2018 and 2017.

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of October 31, 2018, we had cash and cash equivalents of $374.2 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material impact on our operating results for the three and nine months ended October 31, 2018 and 2017.

Critical Accounting Polices and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

Our significant accounting policies are discussed in “Index to Consolidated Financial Statements, Note 1. Summary of Business and Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies during the three months ended October 31, 2018, except for those described in Note 1 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements

See “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of October 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. We are not presently party to any legal proceedings that, in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

ITEM 1A.	RISK FACTORS

A description of the risks and uncertainties associated with our business and ownership of our common stock is set forth below. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Cautionary Note Regarding Forward-Looking Statements.”

We have a limited history of operating at our current scale and under our current strategy, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.

While we were originally formed as Anaplan, LLC in 2008 and first introduced our business planning platform in 2011, much of our growth has occurred over the last two years. Over the last two years we have hired new senior management, substantially increased our sales and customer success headcount, shifted our sales strategy to increase our focus on large global enterprises, which we define as companies that are members of the Forbes Global 2000, or Global 2000, and increased our reliance on partners to accelerate our sales process and provide implementation services. We have also substantially increased our engineering headcount and increased the frequency of our product enhancements and releases. As we have a limited history of operations at our current scale and under our current strategy, our ability to forecast our future operating results and plan for and model future growth is limited and subject to a number of uncertainties. In addition, we have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If the assumptions regarding these risks and uncertainties are incorrect or change, or if we do not execute on our strategy and manage these risks and uncertainties successfully, our operating results could differ materially from our expectations and those of securities analysts and investors, and our business could suffer and the trading price of our common stock could decline.

We have a history of net losses, we anticipate increasing our operating expenses in the future, and we do not expect to be profitable for the foreseeable future.

We have incurred significant losses and have accumulated deficit since our inception. Our losses and accumulated deficit reflect the substantial investments we have made to acquire new customers and develop our platform. We expect our operating expenses to increase substantially in the foreseeable future as we make investments and implement initiatives designed to grow our business, including:

•	expanding our sales and marketing organization to increase our overall customer base and expand sales within our current customer base;

•	expanding our offices and headcount internationally as we seek to continue to penetrate international markets;

•	investing in research and development to improve the capabilities of our platform;

•	growing our partner ecosystem;

•	making additional investments to broaden and deepen our user community;

•	expanding our infrastructure, both domestically and internationally, to support future growth; and

•	investing in legal, accounting, and other administrative functions necessary to support our operating as a public company.

These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and sustain profitability. Growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to successfully implement our “land and expand” strategy, a failure to increase our number of partners, increasing competition, decreasing growth of our overall market, or an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. Furthermore, to the extent we are successful in increasing our customer base, we will also initially incur increased losses because costs associated with acquiring customers are generally incurred up front. In contrast, subscription revenue is generally recognized ratably over the terms of the agreements that last typically two to three years, although some customers commit for shorter periods. You should not consider our recent growth in revenue as indicative of our future performance. Accordingly, we cannot assure you that we will achieve or maintain profitability in the future.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, as well as our key metrics, including the levels of our revenue, gross margin, cash flow, and deferred revenue, have fluctuated in the past and may vary significantly in the future, and quarter-to-quarter comparisons of our operating results and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could result in our failure to meet our expectations or those of securities analysts or investors. If we fail to meet these expectations for any particular period, the trading price of our common stock could decline significantly. Factors that may cause these quarterly fluctuations include, without limitation, those listed below:

•	our ability to maintain our existing customer base and attract new customers;

•	our ability to expand use of our platform by existing customers;

•	our ability to release platform updates and enhancements on a timely basis;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	our ability to successfully compete in our markets;

•	the timing of recognition of revenue;

•	the amount and timing of operating expenses;

•	the amount and timing of completion of professional services engagements;

•	changes in our pricing policies or those of our competitors;

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

•	seasonal variations in sales of our software subscriptions, which have historically been highest in the fourth quarter of a calendar year but may vary in future quarters;

•

the timing and success of new product feature introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

•	network outages or security breaches;

•	adverse litigation, judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, such as with respect to privacy; and

•	general economic, industry, and market conditions, both domestically and internationally.

Because we derive substantially all of our revenue from a single software platform, failure of Connected Planning solutions in general and our platform in particular to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition, and growth prospects.

We derive and expect to continue to derive substantially all of our revenue from our cloud-based enterprise planning and performance management software platform. As such, the market acceptance of cloud-based Connected Planning solutions in general and our platform in particular are critical to our continued success. Market acceptance of a cloud-based Connected Planning solution depends in part on market awareness of the benefits that Connected Planning can provide over legacy planning products, emerging point products and manual processes and organizations more broadly deploying planning solutions to their employees and across functional lines of business. In addition, in order for cloud-based Connected Planning solutions to be widely accepted, organizations must overcome any concerns with placing sensitive information on a cloud-based platform. The market for cloud-based Connected Planning solutions is at an early stage of development, and we cannot be sure that this market will expand in a manner that will support the growth of our business. In addition, demand for our platform in particular is affected by a number of other factors, some of which are beyond our control. These factors include continued market acceptance of our platform, the pace at which existing customers realize benefits from the use of our platform and decide to expand deployment of our platform across their business, the extent to which our customers involve a wider group of employees in planning, the timing of development and release of new products by our competitors, technological change, the perception of ease of use, reliability and security, the pace at which enterprises transform their business planning and performance management capabilities, and developments in data privacy regulations. In addition, we expect that the planning and performance management and integration needs of our large and midsize enterprise customers will continue to rapidly change and increase in complexity. We will need to improve the functionality, ease of use, and performance of our platform continually to meet those rapidly changing, complex demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Connected Planning solutions in general or our platform in particular, our business operations, financial results, and growth prospects will be materially and adversely affected.

If we are unable to attract new customers, both domestically and internationally, the growth of our revenue will be adversely affected and our business may be harmed.

Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional strategic planning and management solutions into its business, as such organization may be reluctant or unwilling to invest in new products and services. Furthermore, as our industry matures or if competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell to new customers based on factors such as pricing, technology, and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, and our business, revenue, operating results, and financial condition could be adversely affected.

Our business depends substantially on our customers renewing their subscriptions and expanding their use of our platform. If our customers do not renew their subscriptions, if they renew on less favorable terms, or if they fail to add more users in more functional areas or upgrade to a higher level of functionality on our platform, our business and operating results will be adversely affected.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires, add additional authorized users to their subscriptions, and upgrade to a higher level of functionality on the platform. Our customers generally enter into agreements with two- to three- year subscription terms and have no obligation to renew their subscriptions after the expiration of their initial subscription period. Our customers may decide not to renew their subscriptions with a similar contract period, at the same prices or terms or with the same or a greater number of authorized users or level of functionality. Some of our customers have elected not to renew their agreements with us, and we may not be able to accurately predict renewal rates.

In addition, our growth strategy is a “land-and-expand” strategy that depends in substantial part on our customers expanding the use of our platform in their organizations through use by additional users, use across more functional areas of their organization, including finance, sales, supply chain, marketing, human resources, and operations, and the purchase of subscriptions providing additional features and functionality. To increase the opportunities for further expanding the use of our platform by existing customers, we will need to introduce new features and functionality to our platform to more comprehensively address the needs of customers deploying our platform to address a wider variety of use cases. If our customers do not realize benefits through their initial adoption of our platform, or if they do not believe that they will realize additional benefits through broader deployment of our platform in other functional areas of their organizations, or in other uses cases, our ability to increase our revenue will suffer. Achieving incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. If we are not able to attract the attention of senior management, our sales efforts may not be effective and our ability to increase our revenue will suffer.

If our customers do not renew their subscriptions, if they renew on less favorable terms, or if they fail to add more users in more functional areas or upgrade to a higher level of functionality on our platform, our business and operating results will be adversely affected.

If we experience a security incident, our platform may be perceived as not being secure, our reputation may be harmed, customers may reduce the use of or stop using our platform, we may incur significant liabilities, and our business could be materially adversely affected.

Security incidents have become more prevalent across industries and may occur on our systems. These security incidents may be caused by or result in, but are not limited to, security breaches, computer malware or malicious software, computer hacking, denial of service attacks, security system control failures in our own systems or from vendors we use, email phishing, software vulnerabilities, social engineering, sabotage, and unintentional downloads of malware. Such security incidents, whether intentional or otherwise, may result from actions of hackers, criminals, nation states, vendors, employees, customers, or others. The techniques used to effect unauthorized penetration of computer systems are constantly evolving and have been increasing in sophistication. While we have security measures in place that are designed to protect customer information and prevent data loss and other security breaches, these measures could be breached as a result of third-party action, employee error, malfeasance, or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient control measures to defend against these techniques. Our users may also disclose or lose control of their passwords, or use the same of similar passwords on third parties’ systems, which could lead to unauthorized access to their accounts on our platform.

We may also experience disruptions, outages, and other performance problems on our systems due to service attacks, unauthorized access, or other security-related incidents. For example, third parties may conduct attacks designed to temporarily deny customers access to our services. Any successful denial of service attack could result in a loss of customer confidence in the security of our platform and damage to our brand.

Our platform involves the storage and transmission of our customers’ sensitive proprietary information, including their business and financial data. As a result, unauthorized access to customer data or security breaches could result in the loss, or unauthorized dissemination, of such data, which could seriously harm our or our customers’ businesses and reputations. Any of these security incidents could negatively affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines, or other action or liability, which could adversely affect our operating results. Any insurance coverage we may have related to security and privacy damages may not be adequate for liabilities actually incurred and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. These risks are likely to increase as we continue to grow the scale and functionality of our platform and process, store, and transmit increasingly large amounts of our customers’ information and data, which may include proprietary or confidential data or personal or identifying information.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our business and operating results could be adversely affected.

The market for business planning software is highly competitive, with relatively low barriers to entry for some software or services. Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control, including those factors set forth in “Business—Competition.” Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our platform, as well as adversely affect our business, operating results, and financial condition.

Our competitors include Oracle Corporation, or Oracle, SAP AG, or SAP, and International Business Machines Corporation, or IBM, which are well-established providers of business planning and analytics software with long-standing relationships with many customers. Some customers may be hesitant to adopt cloud-based software such as ours or to purchase cloud-based software from us and may prefer to purchase from such legacy software vendors. Oracle, SAP, and IBM are larger than we are and have greater name recognition, longer operating histories, larger marketing budgets, and significantly greater resources than we do. These vendors, as well as other competitors, may offer business planning software on a standalone basis at a low price or bundled as part of a larger product sale. Our competitors may also seek to partner with other leading cloud providers.

We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions, including Callidus Software Inc., a subsidiary of SAP, in sales performance management and Adaptive Insights Inc., recently acquired by Workday, Inc., in mid-market finance applications. We may also face competition from a variety of vendors of cloud-based and on-premises software products that address only a portion of the use cases addressed by our platform, including spreadsheets, which are used by virtually every business to some degree for business planning. Some of these applications may have greater functionality than our platform for the specific use cases for which they were designed, even if they lack the breadth of planning capabilities provided by our platform. In addition, other companies that provide cloud-based software in different target markets may develop software or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal software or simply use the manual processes that they have traditionally used. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.

Many of our competitors have longer operating histories and greater name recognition than we do, and are able to devote greater resources to the development, promotion, and sale of their products and services than we can. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and major distribution agreements with consultants, systems integrators, and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our competitors are successful in bringing their products or services to market earlier than ours or if their products or services are more technologically capable than ours, then our revenue could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results would be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our service.

Our ability to increase our customer base, achieve broader market acceptance of our platform, grow our revenue, and achieve and sustain profitability will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. Our sales and marketing expenses represent a significant percentage of our revenue, and our operating results will suffer if our sales and marketing expenditures do not contribute to increasing revenue as we anticipate. We are substantially dependent on our direct sales force to obtain new customers. Over the last two years we have substantially increased the size of our direct sales force, and accordingly many of the new members of our sales force have not yet become fully productive. We plan to continue to expand our direct sales force both domestically and internationally. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Furthermore, hiring sales personnel in new countries can be costly, complex, and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue that we expect to receive from those countries. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training, and retaining a sufficient number of direct sales personnel. Attrition rates may increase, and we may face integration challenges as we continue to seek to aggressively expand our sales force. Moreover, we do not have significant experience as an organization developing and implementing overseas marketing campaigns, and such campaigns may be expensive and difficult to implement. Our business will be harmed if our continuing investment in increasing our sales and marketing capabilities do not generate a significant increase in revenue.

If we fail to continue to enhance our platform and adapt to rapid technological change, our ability to remain competitive could be impaired.

The industry in which we compete is characterized by rapid technological change, frequent introductions of new products, and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend in significant part on our ability to anticipate industry standards and trends and continue to enhance our platform, introduce new functionality, update our infrastructure on a timely basis to broaden the appeal of our platform to potential new customers, provide an intuitive and user-friendly interface, increase the opportunities for further expanding the use of our platform by existing customers, and keep pace with technological developments. The success of any enhancement, new functionality, or infrastructure development depends on several factors, including timely completion and market acceptance. Any new enhancement, functionality, or infrastructure development might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implements new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours at lower prices.

We have experienced, and may in the future experience, delays in the planned release dates of enhancements to our platform. Delays could result in adverse publicity, loss of sales, delay in market acceptance of our platform, any of which could cause us to lose existing customers or impair our ability to attract new customers. In addition, the introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platform obsolete or adversely affect our ability to compete. Any delay or failure in the introduction of enhancements, functionality, or infrastructure developments could harm our business, results of operations, and financial condition.

Our platform must also integrate with a variety of third-party technologies, and we need to continuously modify and enhance our platform to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. Any failure of our platform to operate effectively with existing or future technologies could reduce the demand for our platform, resulting in customer dissatisfaction and harm to our business. Further, the emergence of new industry standards related to strategic planning and operational execution products and services may adversely affect the demand for our platform. In addition, because our platform is cloud-based, we need to continually enhance and improve our platform to keep pace with changes in Internet-related hardware, software, communications, and database technologies and standards. Any failure of our platform to operate effectively with future hardware or software technologies, or to comply with new industry standards, could reduce the demand for our platform and harm our business, results of operations, and financial condition.

Our growth depends in part on the success of our strategic relationships with third parties and their continued performance.

We have established strategic relationships with global strategic consulting firms, global systems integrators, regional consulting firms, implementation partners, and technology partners. In order to grow our business, we anticipate that we will need to broaden and deepen our partner ecosystem by continuing to establish and maintain relationships with such third parties. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our platform by potential customers.

If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, we could incur increased operating expenses and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer adoption or usage of our platform or increased revenue.

Adverse economic conditions may negatively impact our business.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers in the United States and abroad. Any significant weakening of the economy in the United States or in regions globally like Europe and Asia, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, perceived impact of global trade barriers like tariffs and sanctions and the corresponding retaliatory actions, economic uncertainty, or other difficulties may affect one or more of the sectors or countries in which we sell our platform. Global economic and political uncertainty, including the uncertainty surrounding Brexit, may cause some of our customers or potential customers to curtail spending, result in new regulatory and cost challenges to our international operations and cause customers to delay or reduce their technology spending. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. These adverse conditions could result in reductions in the rate of enterprise software spending generally, sales of our platform, longer sales cycles, slower adoption of new technologies, lower renewal rates, and increased price competition. Any of these events could have an adverse effect on our business, operating results, and financial position.

Real or perceived errors, failures, bugs, service outages, or disruptions in our platform could adversely affect our reputation and harm our business.

Our platform is complex, has contained defects and errors and may continue to contain undetected defects or errors. We are continuing to evolve the features and functionality of our platform through updates and enhancements, and as we do so, we may introduce additional defects or errors that may not be detected until after deployment by our customers. In addition, if our platform is not implemented or used correctly or as intended, inadequate performance and disruptions in service may result. Moreover, if we acquire companies or integrate into our platform technologies developed by third parties, we may encounter difficulty in incorporating the newly-obtained technologies into our platform and maintaining the quality standards that are consistent with our reputation. In addition, while we seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers, we have experienced, and may in the future experience, disruptions, outages, and other performance problems.

Since our customers use our platform for important aspects of their business, any actual or perceived errors, defects, disruptions in service, outages, or other performance problems could damage our customers’ businesses. Any defects or errors in our platform and solutions, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect our business and results of operations:

•	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work around errors or defects;

•	loss of existing or potential customers or partners;

•	interruptions or delays in sales of our platform;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	delay in the development or release of new functionality or improvements to our platform;

•	negative publicity, which could harm our reputation;

•	sales credits or refunds for prepaid amounts related to unused subscription services;

•	diversion of development and customer service resources;

•	breach of warranty claims against us, which could result in an increase in our provision for doubtful accounts; and

•	an increase in collection cycles for accounts receivable or the expense and risk of litigation.

Although we have contractual protections, such as warranty disclaimers and limitation of liability provisions, in our standard terms and conditions of sale, they may not fully or effectively protect us from claims by customers, partners or other third parties. Any insurance coverage we may have may not adequately cover all claims asserted against us, or cover only a portion of such claims. A successful product liability, warranty, or other similar claim against us could have an adverse effect on our business, operating results, and financial condition. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

Interruptions, delays in service or inability to increase capacity, including internationally, at our third-party data center facilities could impair the use or functionality of our platform, harm our business, and subject us to liability.

We currently serve our customers from third-party data center facilities operated by Equinix, Inc. located in California and Virginia in the United States, Amsterdam in the Netherlands, and Frankfurt in Germany. Any damage to, or failure of, our systems generally could interrupt service or impair the use or functionality of our platform. In addition, as we continue to increase the number of customers and users on our platform, we will need to increase the capacity of our data center infrastructure, including internationally. If we do not increase our capacity in a timely manner, customers could experience interruptions or delays in access to our platform, and we may not be able to attract potential customers in specific regions of the world unless we open data centers in those regions. As we continue to add data centers and capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the use or functionality of our platform. Any damage to, or failure of, our systems, or those of our third-party data centers, could result in impairment of or interruptions in service. Impairment of or interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to terminate their subscriptions, and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our platform is unreliable.

Because our platform is sold to large and midsize enterprises with complex operating environments, we encounter long and unpredictable sales cycles, which could adversely affect our operating results in a given period.

Our ability to increase revenue and achieve profitability depends, in large part, on widespread acceptance of our platform by large and midsize enterprises. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. As a result of the variability and length of the sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete sales could harm our business and financial results, and could cause our financial results to vary significantly from period to period. Our sales cycle varies widely, reflecting differences in potential customers’ decision-making processes, procurement requirements, and budget cycles, and is subject to significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and priorities;

•	the timing of customers’ budget cycles;

•	the need by some customers for lengthy evaluations;

•	announcements of new products, features, or functionality by us or our competitors; and

•	the length and timing of customers’ approval processes.

In the enterprise market, a customer’s decision to use our platform may be an enterprise-wide decision, requiring us to expend substantial time, effort, and money educating enterprise customers as to the use and value of our platform. In addition, our ability to successfully sell our platform to large and midsize enterprises is dependent on us attracting and retaining sales personnel with experience in selling to larger organizations. Moreover, our target customers may prefer to purchase software that is critical to their business from one of our larger, more established competitors. Our typical sales cycles can range from three to nine months, and we expect that this lengthy sales cycle may continue or lengthen further. Longer sales cycles could cause our operating and financial results to suffer in a given period.

Because we recognize subscription revenue over the subscription term, downturns or upturns in new sales and renewals will not be immediately reflected in our operating results and may be difficult to discern.

We generally recognize subscription revenue from customers ratably over the terms of their contracts, which are typically two to three years, although some customers commit for shorter periods. As a result, most of the subscription revenue we report in each quarter are derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our pricing policies or rate of renewals, may not be fully apparent from our reported results of operations until future periods.

In addition, a significant majority of our costs are expensed as incurred, while subscription revenue is recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements with them. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

In addition, professional services revenue is recognized as the services are performed or upon the completion of the project, depending on the type of professional services arrangement involved. Professional services engagements typically span from a few weeks to several months, which can make it difficult to predict the timing of revenue recognition for such services and the corresponding effects on our results of operations. Professional services revenue has fluctuated and may continue to fluctuate significantly from period to period. In addition, because professional services expenses are recognized as the services are performed, professional services, and total margins can significantly fluctuate from period to period.

The sum of our revenue and changes in deferred revenue may not be an accurate indicator of business activity within a period.

Investors or analysts sometimes look to the sum of revenue and changes in deferred revenue, sometimes referred to as “estimated billings,” as an indicator of business activity in a period for businesses such as ours. However, these measures may significantly differ from underlying business activity for a number of reasons including:

•

a relatively large number of transactions occur at the end of the quarter. Invoicing of those transactions may or may not occur before the end of the quarter based on a number of factors including receipt of information from the customer, volume of transactions, and holidays. A shift of a few days has little economic impact on our business, but will shift deferred revenue from one period into the next;

•	multi-year upfront billings may distort trends;

•	subscriptions that have deferred start dates; and

•	services that are invoiced upon delivery.

Accordingly, we do not believe that estimated billings is an accurate indicator of future revenue for any given period of time. However, many companies that provide subscriptions report changes in estimated billings as a key operating or financial metric, and it is possible that analysts or investors may view this metric as important. Thus, any changes in our estimated billings could adversely affect the market price of our common stock.

Changes in our subscription or pricing models could adversely affect our operating results.

As the markets for our software subscriptions grow, as new competitors introduce new products or services that compete with ours or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing model as we have historically used. Regardless of pricing model used, large customers may demand higher price discounts than in the past. As a result, we may be required to reduce our prices, offer shorter contract durations or offer alternative pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

We have experienced rapid growth in recent periods and expect to continue to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or adequately address competitive challenges.

We have recently experienced a period of rapid growth in our headcount and operations. During this period, we also established operations in a number of countries outside the United States. We have also significantly increased the size of our customer base.

We anticipate that we will continue to significantly expand our operations and headcount in the near term, including internationally. We sell our platform to customers in 46 countries and have employees in North America, Europe and Asia. We plan to continue to expand our operations into other countries in the future. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively and execute our business plan. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures, and we will need to ensure that we maintain high levels of customer support. Failure to effectively manage growth and execute our business plan could result in difficulty or delays in increasing the size of our customer base, declines in quality of customer support or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely affect our business performance and results of operations.

We invest significantly in research and development, and to the extent our research and development investments are not directed efficiently or do not result in material enhancements to our platform, our business and results of operations would be harmed.

A key element of our strategy is to invest significantly in our research and development efforts to enhance the features, functionality, performance, and ease of use of our platform to address additional applications and use cases that will broaden the appeal of our platform and facilitate the broad use of our platform across the largest enterprise customers. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. As a result of the nature of research and development cycles, there will be delays between the time we incur expenses associated with research and development activities and the time we are able to offer compelling enhancements to our platform and generate revenue, if any, from those activities. Additionally, anticipated customer demand for a platform enhancement we are developing could decrease after the development cycle has commenced. If we expend a significant amount of resources on research and development efforts that do not lead to the successful introduction of functionality or platform improvements that are competitive in our current or future markets our business and results of operations will suffer.

Our business could be adversely affected if our customers are not satisfied with the implementation services provided by us or our partners.

Our business depends on the professional services that are performed to help our customers use our platform. Professional services may be performed by our own staff, by a third-party partner or by a combination of the two. Our strategy is to work with partners to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and we expect the number of our partner-led implementations to continue to increase over time. If a customer is not satisfied with the quality of work performed by us or a partner or with the type of professional services or functionality delivered, even if we are not contractually responsible for the partner services, then we could incur additional costs to address the situation, the profitability of that work might be impaired and the customer’s dissatisfaction with our or our partner’s services could damage our ability to expand the scope of functionality subscribed to by that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

We typically provide service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face contract terminations, which could adversely affect our revenue.

Our customer agreements typically provide service level commitments on a monthly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our platform, we may be contractually obligated to provide these customers with service credits, or we could face contract terminations, in which case we would be subject to refunds for prepaid amounts related to unused subscription services. Our revenue could be significantly affected if we suffer unexcused downtime under our agreements with our customers. Any extended service outages could adversely affect our reputation, ability to attract new customers and retain existing customers, revenue, and operating results.

Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and our financial results.

Once our platform is implemented, our customers depend on our support organization to resolve technical issues or perceived technical issues relating to the platform. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell subscriptions to our platform to existing and prospective customers and our business, operating results, and financial position.

If we fail to develop, maintain, and enhance widespread brand awareness cost-effectively, our business may suffer.

We believe that developing, maintaining, and enhancing widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our platform, attracting new customers, and maintaining existing customers. For example, widespread awareness of our brand is critical to ensuring that we are invited to participate in requests for proposals from prospective customers. We have made, and will continue to make, significant investments to promote our brand. However, brand promotion activities may not generate customer awareness or increase revenue, and, even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies.

In addition, independent industry analysts often provide reviews of our platform, as well as the products and services of our competitors, and perception of our platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. Additionally, the performance of our partners may affect our brand and reputation if customers do not have a positive experience with our partners’ services. Negative publicity, whether or not justified, relating to events or activities attributed to us, our employees, our partners or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity may reduce demand for our platform and have an adverse effect on our business, operating results, and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brands may be costly and time consuming, and such efforts may not ultimately be successful.

We depend on the experience and expertise of our senior management team and certain key employees, and the loss of any executive officer or key employee, or the inability to identify and recruit executive officers and key employees in a timely manner, could harm our business, operating results, and financial condition.

Our success depends largely upon the continued services of our key executive officers and certain key employees. We rely on our executive officers and key employees in the areas of business strategy, research and development, marketing, sales, services, and general and administrative functions. From time to time, there may be changes in our executive management team or key employees resulting from the hiring or departure of executives or key employees, which could disrupt our business. We do not maintain key-man insurance for any member of our senior management team or any other employee. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business. Conversely, we may terminate the employment of the senior management team and certain key employees which may subject us to costly and time-consuming litigation and employment claims.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software for Internet-related services, and for direct sales personnel. In particular, competition is intense for experienced software and cloud infrastructure engineers in San Francisco in the United States and London and York in the U.K., our primary development locations. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations, resulting in a diversion of our time and resources and potentially in litigation. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

Our senior management team, including members of our financial and accounting staff, has worked at the company for a limited time.

Our Chief Executive Officer, Frank Calderoni, joined us in January 2017, our Chief Revenue Officer, Steven Birdsall, joined us in February 2018, and our Chief Financial Officer, David H. Morton, Jr., joined us in September 2018. Our Chief People Officer, Chief Marketing Officer, and Chief Accounting Officer joined us in October 2017, December 2017, and February 2018, respectively. These members of management are critical to our vision, strategic direction, culture, and overall business success. Because of these recent changes, our senior management team, including members of our financial and accounting staff, has not worked at the company for an extended period of time and may not be able to work together effectively to execute our business objectives.

Because our platform could be used to collect and store personal information, domestic and international privacy concerns could result in additional costs and liabilities to us or inhibit sales of our platform.

We may collect, process, and store personal information for our customers and similar data about our employees and services providers. Additionally, our customers can use our platform to collect, process, and store certain types of personal or identifying information regarding their employees and customers. In most cases we contractually prohibit our customers from using our platform to collect, process, or store sensitive information (such as personal health information or credit card information); however, our customers may breach such use prohibitions without our knowledge. Such a breach could result in our violation of the laws, rules, or regulations governing the collection, use, and protection of personal information, which could adversely impact our business, financial condition, and operating results. Moreover, as our customers face increased scrutiny for data privacy breaches, they may elect to transfer the risk to us through contractual provisions which may subject us to increasing levels of contractual liability for data privacy breaches.

Personal privacy has become a significant issue in the United States and in many other countries where our platform is available. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted or are considering adopting laws, rules, and regulations regarding the collection, use, storage, security, and disclosure of personal information and breach notification procedures. Laws, rules, and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and in some jurisdictions, Internet Protocol, or IP, addresses. Interpretation of these laws, rules, and regulations and their application to our platform and services in the United States and foreign jurisdictions is ongoing and cannot be fully determined at this time.

In the United States, these include laws, rules, and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Gramm Leach Bliley Act, and state laws relating to privacy and data security. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we, or our customers, must comply. There may be substantial amounts of personally identifiable information or other sensitive information processed and stored on our platform.

In December 2015, European Union, or EU, institutions reached agreement on a draft regulation that was formally adopted in April 2016, referred to as the General Data Protection Regulation, or GDPR. The GDPR, which became effective May 25, 2018, includes more stringent operational requirements for processors and controllers of personal data, and it replaces both the 1995 EU Data Protection Directive and supersedes applicable EU member state legislation.

The GDPR significantly increases the level of sanctions for non-compliance from those in existing EU data protection law. EU data protection authorities will have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global turnover for the preceding financial year, whichever is higher, and actual or alleged violations of the GDPR may also lead to damages claims by data controllers and data subjects. We have taken and will continue to take steps to cause our processes to be compliant with applicable portions of the GDPR, but the rules and regulations under the GDPR may not be fully articulated and we cannot assure you that our steps will be compliant. Our efforts to comply with the GDPR or other new data protection laws and regulations may cause us to incur substantial operational costs, require us to modify our data handling practices), and may otherwise adversely impact our business, financial condition and operating results.

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU known as “Brexit”. This has created uncertainty with regard to the future regulation of data protection in the United Kingdom. We may experience reluctance or refusal by current or prospective customers in Europe, including the United Kingdom, to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs, and could result in our business, operating results, and financial condition being harmed.

We have been certified under the EU-U.S. Privacy Shield with respect to our transfer of certain personal data from the European Union to the United States. The Privacy Shield program is subject to annual review and may be challenged, suspended, or invalidated. At present, the EU-U.S. Privacy Shield framework and the use of EU Standard Contractual Clauses, or the Model Clauses, to protect data exports between the European Union and the U.S. are both subject to ongoing legal challenges. These legal challenges may result in a ruling that the industry-standard measures we, and other companies, have taken are no longer sufficient. It is also possible that the Privacy Shield program may need to be updated by the European Commission and Department of Commerce to take into account the GDPR. Moreover, we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the European Union to the United States and may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and incurring regulatory penalties, which may have an adverse effect on our business. In addition to government regulation, privacy advocates, and industry groups may propose new and different self-regulatory standards that may apply to us. Because the interpretation and application of privacy and data protection laws, regulations, rules, and other standards are still uncertain, it is possible that these laws, rules, regulations, and other standards’ actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our platform. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our platform, which we may be unable to do in a commercially reasonable manner or at all, and which could have an adverse effect on our business.

If we were to fail to comply with applicable privacy or data protection laws and regulations, or to protect our customers’ data, or were perceived to have failed to comply with these obligations, we could be subject to enforcement action against us, including fines, claims for damages by customers and other affected individuals, damage to our reputation, and loss of goodwill (both in relation to existing customers and prospective customers), any of which could harm our business, results of operations, and financial condition.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our platform. Privacy concerns, whether valid or not valid, may inhibit market adoption of our software particularly in certain industries and foreign countries.

Our global operations and sales to customers outside the United States or with international operations subject us to risks inherent in international operations that can harm our business, results of operations, and financial condition.

A key element of our strategy is to operate globally and sell our products to customers across the world. We derive a significant portion of our revenue from customers located outside the United States. Operating globally requires significant resources and management attention and subject us to regulatory, economic, geographic, and political risks, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having operations in many countries;

•	increased financial accounting and reporting burdens and complexities;

•

variations in adoption and acceptance of cloud computing in different countries, requirements or preferences for domestic products, and difficulties in replacing products offered by more established or known regional competitors;

•	new and different sources of competition;

•	laws and business practices favoring local competitors;

•	differing technical standards, existing or future regulatory and certification requirements and required features and functionality;

•	communication and integration problems related to entering and serving new markets with different languages, cultures, and political systems;

•

compliance with foreign privacy and security laws and regulations, including data privacy laws that require customer data to be stored and processed in a designated territory, and the risks and costs of non-compliance;

•

compliance with laws and regulations for foreign operations, including anti-bribery laws (such as the U.S. Foreign Corrupt Practices Act, the U.S. Travel Act, and the U.K. Bribery Act), import and export control laws, tariffs, trade barriers, economic sanctions, and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance;

•	heightened risks of unfair or corrupt business practices in certain geographies that may impact our financial results and result in restatements of our consolidated financial statements;

•	fluctuations in currency exchange rates and related effects on our results of operations;

•	difficulties in repatriating or transferring funds from or converting currencies in certain countries;

•	different pricing environments, longer sales cycles, and longer accounts receivable payment cycles and collections issues;

•	weak economic conditions in certain countries or regions and general economic uncertainty around the world;

•	differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;

•	difficulties in recruiting and hiring employees in certain countries;

•	the preference for localized software and licensing programs;

•	the preference for localized language support;

•	unstable regional and economic political conditions;

•

weaker protection in some jurisdictions for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	compliance with the laws of numerous foreign taxing jurisdictions, including withholding obligations, and overlapping of different tax regimes;

•

compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy, and data protection laws and regulations; and

•	the fragmentation of longstanding regulatory frameworks caused by Brexit.

Any of the above risks could adversely affect our international operations, reduce our revenue from customers outside of the United States or increase our operating costs, each of which could adversely affect our business, results of operations, financial condition, and growth prospects.

Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with customers and other third parties generally include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, or other liabilities relating to or arising from our software, services or other contractual obligations. Large indemnity payments could harm our business, results of operations, and financial condition. Although we normally contractually limit our liability with respect to such indemnity obligations, those limitations may not be fully enforceable in all situations, and we may still incur substantial liability under those agreements. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.

We may face exposure to foreign currency exchange rate fluctuations.

While our international contracts are sometimes denominated in US dollars, a significant portion of our revenue is in foreign currencies and the majority of our international costs are denominated in local currencies. Over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our operating results when translated into U.S. dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

We are subject to anti-corruption, anti-bribery, and similar laws, and failure to comply with these laws could subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making or offering improper payments, or other benefits to government officials and others in the private sector. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could harm our business, operating results, and financial condition.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

We are subject to certain U.S. export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our platform must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities.

We incorporate encryption technology into our platform. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our customers’ ability to implement our platform in those countries. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export approval for our platform, when applicable, could harm our international sales and adversely affect our revenue. Furthermore, U.S. export control laws and economic sanctions programs prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. Any violations of such economic embargoes and trade sanction regulations could have negative consequences, including government investigations, penalties, and reputational harm.

Changes in our platform or future changes in export and import regulations may create delays in the introduction and sale of our platform in international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would likely adversely affect our business, financial condition, and results of operations.

We could incur substantial costs in expanding, protecting or defending our intellectual property rights, and any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our intellectual property and our ability to expand our existing intellectual property portfolio. We primarily rely on copyright, patent, trade secret and trademark laws, trade secret protection, and confidentiality or contractual agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate and we may not be able to secure our intellectual property rights in the U.S. and international markets in which we operate.

Some or all of our issued patents may be invalidated or otherwise limited, allowing our competitors to develop competitive offerings. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention or that we can effectively use that patent to limit the ability of other companies to develop competitive products. We cannot be certain that we are the first to use the inventions claimed in our issued patents or pending patent applications or otherwise used in our platform, that we are the first to file for protection in our patent applications, or that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented technology. While we have patents and patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications or the patent protection may not be obtained quickly enough to meet our business needs. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our platform is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States (in particular, some foreign jurisdictions do not permit patent protection for software), and mechanisms for enforcement of intellectual property rights may be inadequate. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the America Invents Act, and by other national governments and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

Although we generally enter into confidentiality and invention assignment agreements with our employees and consultants that have access to material confidential information and enter into confidentiality agreements with our customers and the parties with whom we have strategic relationships and business alliances, these agreements may not be effective in controlling access to and distribution of our platform and propriety information or preventing reverse engineering. Further, these agreements may not prevent competitors from independently developing technologies that are substantially similar or superior to our platform.

Unauthorized use of our intellectual property may have already occurred or may occur in the future. In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights and could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Our failure to secure, protect, and enforce our intellectual property rights could seriously adversely affect our brand and adversely affect our business.

We may be sued by third parties for alleged infringement of their proprietary rights, which may be costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

There has been considerable activity in our industry to develop intellectual property and enforce intellectual property rights. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our platform and underlying technology, and we may be unaware of the intellectual property rights that others may claim cover aspects of our platform or the underlying technology. In the future, others may claim that our platform and underlying technology infringe or violate their intellectual property rights.

Claims of intellectual property rights infringement or other violations of intellectual property rights might require us to stop using technology found to violate a third party’s rights, redesign our platform, which could require significant effort and expense and cause delays of releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. With respect to such technology for which intellectual property rights are claimed to be infringed or otherwise violated by our technology or the conduct of our business, if we cannot or do not license any infringed or otherwise violated technology on commercially reasonable terms or at all, or substitute similar non-infringing technology from another source, we could be forced to limit or stop selling our platform, we may not be able to meet our obligations to customers under our customer contracts, we may be unable to compete effectively, and our revenue and operating results could be adversely impacted. We may also be obligated to indemnify our customers and business partners or to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify our platform, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding intellectual property could be costly and time-consuming, damage our reputation and brand, and divert the attention of our management and key personnel from our business operations.

We employ third-party licensed software for use in or with our platform, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business.

Our platform incorporates certain third-party software obtained under licenses from other companies, and we use third-party software development tools as we continue to develop and enhance our platform. We anticipate that we will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace such software. In addition, integration of the software used in our platform with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our platform depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our platform, delay new feature introductions, result in a failure of our functionality, and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. In the event that we are not able to maintain our licenses to third-party software, or cannot obtain licenses to new software as needed, or in the event third-party software used in conjunction with our platform contains errors or defects, our business, operating results, and financial condition may be adversely affected.

Our platform utilizes open source software, which could negatively affect our ability to offer our products and subject us to litigation or other adverse consequences.

Our platform utilizes software governed by open source licenses, which may include, by way of example, the MIT License and the Apache License. The use of open source software involves a number of risks, many of which cannot be eliminated and could negatively affect our business. For example, the terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. By the terms of certain open source licenses, if we combine our proprietary software with open source software in a certain manner, we could be required to release the source code of our proprietary software and to make our proprietary software available under open source licenses. We may face claims alleging noncompliance with open source license terms or misappropriation or other violation of open source technology. These claims could result in litigation, damage our reputation in the open-source community, or require us to purchase a costly license, devote additional research or development resources to re-engineer our products or services, discontinue the sale of our products if re-engineering could not be accomplished on a timely or cost-effective basis, require us to make the source code of our proprietary code generally available, or result in us being enjoined from the offering of components of our platform that contained the open source software, any of which would have a negative effect on our business and operating results. We also could be subject to lawsuits from other parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results or financial condition, and could require us to devote additional research and development resources to re-engineer our platform. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software.

If the market for enterprise cloud software develops more slowly than we expect or declines our business could be adversely affected.

Since our inception, nearly all of our revenue has come from sales of our subscription-based cloud software platform. We expect these sales to account for the substantial majority of our revenue for the foreseeable future. Our success will depend to a substantial extent on the widespread adoption of cloud computing in general and of cloud-based business planning solutions in particular. The enterprise cloud software market is not as mature as the market for on-premises enterprise software, and it is uncertain whether enterprise cloud software will achieve and sustain high levels of customer demand and market acceptance. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses and, therefore, may be reluctant or unwilling to migrate to enterprise cloud software. It is difficult to predict customer adoption rates and demand for our platform, the future growth rate and size of the enterprise cloud software market, or the entry of competitive solutions. The expansion of the enterprise cloud software market depends on a number of factors, including the cost, performance, and perceived value associated with enterprise cloud software, as well as the ability of enterprise cloud software companies to address security and privacy concerns. If other enterprise cloud software providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for enterprise cloud software as a whole, including our platform, may be negatively affected. If enterprise cloud software does not achieve widespread adoption, or if there is a reduction in demand for enterprise cloud software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, our business could be adversely affected. Even if the enterprise cloud software market achieves widespread adoption in certain geographies, our business may be adversely affected if it does not achieve widespread adoption in other geographies.

Our forecasts of market opportunity and market growth may prove to be inaccurate, and, even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

Estimates of market opportunity and forecasts of market growth are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates of the size of the markets that we may be able to address and forecasts relating to the expected growth in the performance management and analytic applications software market are subject to many assumptions and may prove to be inaccurate. We may not be able to address fully the markets that we believe our platform may address, and these markets may not grow at the rates that we forecast. Even if our platform is able to address the markets that we believe represent our market opportunity and even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, estimates of market opportunity and forecasts of market growth should not be taken as indicative of our future growth.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We have in the past acquired and may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	difficulty integrating the accounting systems, operations, and personnel of the acquired business;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•

difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support, or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;

•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, increase our financial risk, and cause the market price of our common stock to decline. In addition, if an acquired business fails to meet our expectations, our operating results, business, and financial position may suffer.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception primarily through equity financings and payments by customers. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of customer prepayments or unforeseen circumstances. We may determine to engage in equity or debt financings or enter into credit facilities for these or other reasons, and we may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

If we default on our credit obligations, our operations may be interrupted and our business could be seriously harmed.

We have a credit facility that we may draw on to finance our operations, acquisitions, and other corporate purposes. Our obligations pursuant to this credit facility are secured by a first priority lien on our assets for the benefit of the lenders. Our credit facility contains financial and operating covenants, including maintenance of specified financial ratios, customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on the amount of dividends and stock repurchases. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants or other obligations in the credit facility, or the occurrence of certain events specified in the credit facility, could result in a default under the credit facility and any future financial agreements into which we may enter. If we default on the obligations under our credit facility, our lenders may pursue various remedial actions against us, including:

•	requiring repayment of any outstanding amounts drawn on our credit facility;

•	terminating our credit facility;

•	disposing of our assets subject to the lien; and

•	requiring us to pay significant damages.

If any of these events occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, could be seriously harmed. For more information on our credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Catastrophic events and other events beyond our control may disrupt our business and adversely affect our operating results.

Our corporate headquarters are located in San Francisco, California, and our data centers are located in Santa Clara, California, Ashburn, Virginia, Frankfurt, Germany, and Amsterdam, The Netherlands. The west coast of the United States contains active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could have an adverse effect on our business, operating results, and financial condition.

We will incur increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. For example, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission, or the SEC, and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

Public company reporting and disclosure obligations may cause our business and financial condition to become more visible. We believe that this increased visibility may result in threatened or actual litigation from time to time. If such claims are successful, our business, and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them and the diversion of management resources, could adversely affect our business and operating results.

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements, or comply with applicable regulations could be impaired.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations and the listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In fiscal 2015, we identified a material weakness in our internal controls over financial reporting arising from a lack of sufficient resources with an appropriate level of accounting and financial reporting expertise to enable effective management review of technical accounting matters and oversight over the financial statement close process. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We remediated this material weakness in fiscal 2016 by hiring additional accounting and financial reporting personnel and implementing additional controls. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the applicable stock exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material adverse effect on our business and operating results and could cause a decline in the price of our common stock.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

For as long as we continue to be an emerging growth company, we will continue to take advantage, or intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of July 31, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (iv) the end of the fiscal year that is five years from the date of the final prospectus used in connection with our initial public offering.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our potential profitability.

We have federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in fiscal 2029 and 2025 for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our potential profitability.

Furthermore, under the Tax Cuts and Jobs Act of 2017, or Tax Reform Act, although the treatment of tax losses generated in taxable years ending before December 31, 2017, has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. The reduced availability of net operating losses in future taxable years could adversely affect our potential profitability.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Such an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We do not believe that our initial public offering and concurrent private placement resulted in an ownership change, or if they did, we do not believe they will trigger any material limitation on the use of our tax attributes for purposes of Section 382 of the Code. However, the extent of such limitations for prior years, if any, has not yet been determined. Future changes in our stock ownership, however, could also cause an “ownership change.” It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our potential profitability.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

The recently enacted Tax Reform Act includes significant changes in the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions. The primary impact of the new legislation on our provision for income taxes will be a reduction of the future tax benefits of existing temporary differences, which are primarily comprised of net operating loss carryforwards. These net operating loss carryforwards may also be impacted by the one-time deemed income inclusion of deferred foreign income from our non-U.S. subsidiaries. This amount is not expected to be material. Since we have recorded a full valuation allowance against our deferred tax assets, we do not anticipate that these changes will have a material impact on our operating results, but we continue to examine the impact that this tax reform legislation may have on our business. The overall impact of this tax reform is uncertain, and our business and financial condition, including with respect to our non-U.S. operations, could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Reform Act and what effect that legal challenges will have on the Tax Reform Act.

Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could increase the costs of our services and adversely affect our business.

The application of federal, state, local, and international tax laws to services provided electronically is evolving. New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect) and could be applied solely or disproportionately to services provided over the Internet. These enactments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.

In addition, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties and interest for past amounts. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, thereby adversely affecting our operating results and cash flows.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added, or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

We do not collect sales and use, value added, and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable or that we are not required to collect such taxes with respect to the jurisdiction. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. The U.S. Supreme Court’s recent decision in South Dakota v. Wayfair, Inc. increasing states’ ability to assert taxing jurisdiction on out-of-state retailers could result in certain additional jurisdictions asserting that sales and use and other taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest or future requirements may adversely affect our results of operations.

Unanticipated changes in our effective tax rate could harm our future results.

We are subject to income taxes in the United States and foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities, and changes in federal, state, or international tax laws and accounting principles. In addition, we may be subject to income tax audits by many tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of SaaS-based companies. Any tax assessments, penalties, and interest, or future requirements may adversely affect our results of operations. Moreover, imposition of such taxes on us going forward will effectively increase the cost of our products to our customers and might adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior and subsequent to such change. For example, recent new standards issued by the FASB that could materially impact our financial statements include certain changes to accounting for leases. We may adopt one or more of these standards retrospectively to prior periods, and the adoption may result in an adverse change to previously reported results. Additionally, the adoption of these standards may potentially require enhancements or changes in our systems and could require our financial management to devote significant time and resources to implementing those changes.

Risks Related to Our Initial Public Offering and Ownership of Our Common Stock

The stock price of our common stock may be volatile and may decline regardless of our operating performance and you may lose all or part of your investment.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;

•	our operating performance, including key metrics, and the performance of other similar companies;

•

changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new software or enhancements to services, acquisitions, strategic alliances, or significant agreements by us or by our competitors;

•	disruptions in our services due to computer hardware, software, or network problems;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	the economy as a whole, market conditions in our industry and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•	the expiration of market standoff or contractual lock-up agreements;

•	the size of our market float; and

•	any other factors discussed in this Quarterly Report on Form 10-Q.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources, and the attention of management from our business and adversely affect our business.

Substantial blocks of our total outstanding shares may be sold into the market when “lock-up” or “market standoff” periods end. Substantial sales of shares of our common stock, or the perception that such sales could occur, could cause the price of our common stock to decline.

The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market, particularly by our directors, executive officers, or significant shareholders, or the perception in the market that the holders of a large number of shares intend to sell their shares All of the shares of common stock sold in our initial public offering are freely tradeable in the United States, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933. Substantially all of our outstanding shares of common stock prior to our initial public offering and shares issued in the concurrent private placement are currently restricted from resale as a result of market standoff and “lock-up” agreements that have been entered into with Goldman Sachs & Co. LLC and Morgan Stanley & Co LLC in connection with our initial public offering. These shares will become available to be sold 181 days after the date of the final prospectus used in connection with our initial public offering. Goldman Sachs & Co. LLC and Morgan Stanley & Co LLC may, in their discretion, permit our stockholders to sell shares prior to the expiration of the restrictive provisions contained in those lock-up agreements. Shares held by directors, executive officers, and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.

Certain of our stockholders will have rights, subject to some conditions, to require us to file registration statements covering their shares to include their shares in registration statements that we may file for ourselves or our stockholders, subject to market standoff and lockup agreements.

In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and expiration of market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or settlement of outstanding restricted stock units will be available for immediate resale in the United States in the open market.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if one or more analysts cease or reduce coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our executive officers, directors, and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately a majority of our common stock, assuming no exercise of outstanding options and no settlement of outstanding restricted stock units. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws that will then be in effect will contain provisions that may make the acquisition of our company more difficult, including the following:

•

a classified board of directors so that not all members of our board of directors are elected at one time, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the requirement that a special meeting of stockholders may be called only by a majority vote of our entire board of directors, the chairman of our board of directors or our chief executive officer, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. This provision may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from engaging in a business combination with us even if the business combination would be beneficial to our existing stockholders. A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision.

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws, and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer, or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for many types of disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities and Use of Proceeds

Recent Sale of Unregistered Securities

From August 1, 2018 through October 12, 2018 (the date of the filing of our registration statement on Form S-8), we granted options to purchase 1,780,383 shares of our common stock to directors, officers, employees, and consultants under our 2012 Stock Plan, with per share exercise prices of $11.86.

From August 1, 2018 through October 12, 2018 (the date of the filing of our registration statement on Form S-8), we granted restricted stock units to directors, officers, employees, and consultants under our 2012 Stock Plan that may be settled for 4,538,435 shares of our common stock.

From August 1, 2018 through October 12, 2018 (the date of the filing of our registration statement on Form S-8), we issued and sold an aggregate of 976,234 shares of our common stock upon exercise of options granted under our 2012 Stock Plan for aggregate consideration of approximately $2.2 million with per share exercise prices ranging from $0.88 to $11.86.

Concurrently with the closing of our initial public offering on October 16, 2018, we sold a total of 1,176,466 shares of our common stock to affiliates of Premji Invest at a purchase price of $17.00 per share for proceeds of approximately $20.0 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe that the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act, including by virtue of Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering, or in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. We believe all recipients had adequate information about us or had adequate access, through their relationships with us, to information about us.

Use of Proceeds

On October 16, 2018, we closed our initial public offering, in which we sold an aggregate of 17,825,000 shares of common stock at a price to the public of $17.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. An additional 1,176,466 shares of our common stock were sold in a concurrent private placement, or the Concurrent Private Placement, at a purchase price of $17.00 per share for aggregate proceeds of approximately $20.0 million. The offer and sale of all of the shares in the initial public offering, but not those in the Concurrent Private Placement, were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-227355), which was declared effective by the Securities and Exchange Commission on October 11, 2018. The offering commenced on October 1, 2018 and did not terminate before all of the shares registered in the registration statement were sold. The net proceeds from the initial public offering and the Concurrent Private Placement were approximately $295.4 million after deducting underwriting discounts and commissions of $21.2 million and offering expenses of approximately $6.5 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on October 12, 2018 pursuant to Rule 424(b). The managing underwriters of our initial public offering were Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 17, 2018, we gave notice that the Consulting Agreement, dated July 2, 2018, that we entered into with Anup Singh, our former chief financial officer, was terminated, effective November 1, 2018. As a result of the termination, on October 17, 2018, we repurchased from Mr. Singh 170,000 shares of common stock that were subject to our right of repurchase through cancellation of his indebtedness to us.

ITEM 5.	Other Information

On October 17, 2018, we gave notice that the Consulting Agreement, dated July 2, 2018, that we entered into with Anup Singh, our former chief financial officer, was terminated, effective November 1, 2018. As a result of the termination, on October 17, 2018, we repurchased from Mr. Singh 170,000 shares of common stock that were subject to our right of repurchase through cancellation of his indebtedness to us. In addition, the right to vest in a total of 43,550 restricted stock units and the right to exercise an option to purchase 55,000 shares of common stock were each forfeited.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation					X

3.2	Amended and Restated Bylaws					X

10.1	Form of Indemnification Agreement between Anaplan, Inc. and each of its directors and executive officers.	S-1/A	333-227355	10.1	October 1, 2018

10.2	Anaplan, Inc. 2018 Equity Incentive Plan, including form agreements	S-8	333-227798	99.2	October 12, 2018

10.3	Anaplan, Inc. 2018 Employee Stock Purchase Plan	S-1/A	333-227355	10.7	October 1, 2018

10.4	Severance and Change in Control Agreement, dated as of September 28, 2018, by and between Anaplan, Inc. and Frank Calderoni	S-1/A	333-227355	10.4	October 1, 2018

10.5	Confirmatory Employment Letter, dated September 28, 2018, between Anaplan, Inc. and Frank Calderoni	S-1/A	333-227355	10.8	October 1, 2018

10.6	Compensation Program for Non-Employee Directors	S-1/A	333-227355	10.12	October 1, 2018

10.7	Employment Agreement, dated September 9, 2018, between Anaplan, Inc. and David H. Morton, Jr.	S-1	333-227355	10.15	September 14, 2018

10.8	Severance and Change in Control Agreement, dated as of September 9, 2018, by and between Anaplan, Inc. and David H. Morton, Jr.	S-1	333-227355	10.16	September 14, 2018

10.9	Common Stock Purchase Agreement, dated as of September 28, 2018, by and among Anaplan, Inc. and the parties listed therein	S-1/A	333-227355	10.17	October 1, 2018

10.10	Form of Stock Option Grant Agreement under Anaplan, Inc.’s 2018 Equity Incentive Plan					X

10.11	Anaplan, Inc. Cash Incentive Plan Agreement					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†

This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the 10th day of December 2018.

ANAPLAN, INC.

By:	/s/ David H. Morton, Jr.
David H. Morton, Jr.
Executive Vice President & Chief Financial Officer (Principal Financial Officer)