Form 10-K
period 2019-01-31
Anaplan, Inc.
filed 2019-03-29
CIK 1540755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

001-38698

(Commission File No.)

ANAPLAN, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-0897861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Hawthorne Street San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

(415) 742-8199

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Small reporting company	☐

		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on January 31, 2019, was $2.56 billion. The Registrant has elected to use January 31, 2019 as the calculation date, which was the last trading date of the Registrant’s most recently completed fiscal year, because on July 31, 2018 (the last business day of the Registrant’s second fiscal quarter), the Registrant was a privately-held company. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2019, the number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding was 126.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended January 31, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this report are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Business,” “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.” Forward-looking statements contained in this report include, but are not limited to, statements about:

•	our future performance, including our revenue, costs of revenue, gross profit or gross margin, operating expenses, deferred revenue and billings;

•	our ability to sell our platform to new customers;

•	our ability to retain, and expand use of our platform by, our existing customers;

•	our ability to train our customers and partners to effectively utilize our platform;

•	the sufficiency of our cash and cash equivalents to meet our projected operating requirements;

•	our ability to maintain the security of our platform and comply with privacy laws and regulations;

•	our ability to maintain the availability of our platform;

•	our ability to successfully expand in our existing markets and into new markets;

•	our ability to effectively manage our growth and future expenses;

•	our ability to adapt to rapid technological change;

•	our ability to expand our network of partners;

•	our estimated total addressable market;

•	our ability to maintain, protect, and enhance our intellectual property;

•	our ability to comply with modified or new laws, regulations and accounting rules applying to our business, including the General Data Protection Regulation;

•	anticipated income tax rates, tax estimates and tax standards;

•	the attraction and retention of qualified employees and key personnel and the rate of expansion and productivity of our sales force;

•	our anticipated investments in sales and marketing and research and development;

•	our ability to manage changes in foreign currency exchange rates and effectively hedge our foreign currency exposure; and

•	our ability to successfully defend litigation brought against us.

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

ITEM 1. BUSINESS

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

Our cloud platform is a complete end-to-end solution that addresses the Connected Planning needs of all organizations with a focus on the largest global enterprises. We define large global enterprises as companies included in the Forbes Global 2000, or the Global 2000, an annual ranking of the largest public companies in the world by Forbes magazine. We empower customers to quickly and easily build models to address their most complex business challenges. Our powerful modeling engine, which is based on our proprietary Hyperblock™ technology, enables thousands of concurrent users to access a centralized single source of information for planning, ensuring the consistency, quality, and integrity of the data. Our innovative in-memory architecture allows customers to rapidly run alternative scenarios to understand the impact of changes in business assumptions. This functionality allows users to view and assess the impact of assumptions on plans and key performance indicators in real time. Our platform also leverages predictive analytics to produce actionable intelligence that gives our customers a competitive advantage. We continue to invest in artificial intelligence, including machine learning, to further enhance the predictive capabilities of our platform.

Our proprietary Hyperblock technology is at the core of our platform and was purpose-built for Connected Planning. This powerful in-memory modeling engine leverages 64-bit multi-core parallel processors to deliver calculations on a massive amount of data at very high speed in real time. Our platform unites traditionally distinct or disconnected database structures, including relational, columnar, and online analytical processing, or OLAP, with in-memory data storage and calculation. Our flexible data structure enables users to easily build and modify complex multi-dimensional models in a single modeling environment, scaling to thousands of concurrent users. Together, these technologies enable flexible modeling, widespread collaboration, and rapid calculation and iteration. As a result, our platform provides insights that were previously unavailable. We strive for continuous improvement of our patent portfolio and research and development capabilities.

We put the success of our customers at the center of our culture, strategy, and investments. As thought leaders in Connected Planning, we have developed deep domain expertise and best practices that are crucial in addressing our customers’ planning challenges. By aligning our thought leadership, worldwide development and delivery capabilities, and local sales and service resources, our Customer First strategy drives exceptional value throughout our customers’ Connected Planning journeys. We view our Customer First strategy as core to capturing our Connected Planning vision and driving continued expansion in the use of our platform.

We focus our selling efforts on executives of large enterprises, who are often making a strategic purchase of our platform with the potential for broad use throughout their organizations. We use a “land and expand” sales strategy to capitalize on this potential. Our platform is often initially adopted within a specific line of business, including in finance, sales, and supply chain, and other corporate functions such as marketing, human resources, and operations, for one or more planning use cases. Once customers see the benefits of our platform for their initial use cases, they often increase the number of users, add new use cases, and expand to additional lines of business, divisions, and geographies. This expansion often generates a natural network effect in which the value of our platform increases as more use cases are adopted, more users are connected, and greater amounts of data are incorporated in our platform.

As of January 31, 2019, over 1,100 customers were using our platform. Of these, over 250, are members of the Global 2000, which we believe presents our greatest growth opportunity. The success of our “land and expand” strategy is validated by the expansion we have experienced in the use of our platform by our largest customers and by our dollar-based net expansion rates. Our top 25 customers by average annual recurring revenue as of January 31, 2019, had average annual recurring revenue of approximately $2.8 million, compared to the average annual recurring revenue represented by their initial purchase of approximately $0.3 million. In addition, our annual dollar-based net expansion rate for Anaplan as a whole was approximately 123%, 122%, and 123% as of the end of fiscal 2019, 2018, and 2017, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of how we calculate our dollar-based net expansion rate. The number of customers with greater than $250,000 of annual recurring revenue was 248, 181, and 113 as of the end of fiscal 2019, 2018, and 2017, respectively. While achieving and maintaining incremental sales to existing customers requires increasingly sophisticated and costly sales efforts, the introduction of new features and functionality to our platform, and customers realizing benefits through their initial adoption of our platform, we believe we have significant opportunities to further expand the use of our platform by our existing customers as well as to attract additional large customers.

We sell our cloud platform primarily through our direct sales team. We also have a broad network of consulting and implementation partners to extend our customer reach and help accelerate the sale and delivery of our platform as a supplement to our direct sales force. Our global partners, including global strategic consulting firms and global systems integrators, often promote our platform as their clients examine how to plan more effectively to achieve organizational transformation or improve business processes. We also partner with leading regional consulting firms and implementation partners. These highly skilled regional partners not only provide subject-matter expertise in the implementation of specific use cases, but they also act as an extension of our direct sales force by identifying and referring opportunities to us. We and our partners create pre-packaged applications that are available on our App Hub marketplace to further accelerate the adoption and expansion of our platform. We continue to invest in on-going training of our partners to ensure that our customers have access to high-caliber partners who are well-versed in our latest technology.

For financial information regarding our business, see “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and our consolidated audited financial statements and related notes included elsewhere in this Annual Report.

Industry Background

Existing planning processes are broken in a number of fundamental ways:

Planning Has Been Centralized

The pace of disruption is accelerating and competitive advantage is inextricably linked with the ability to be proactive, fast, and agile. Traditionally, planning has been confined to dedicated planners within the finance department. Organizations are now decentralizing decision-making by empowering departmental leaders, regional heads, and individual employees to make decisions based on the corporate strategy and business realities they observe. It has become critically important to have visibility and collaboration across the whole organization to facilitate quicker, more informed, and more effective decision-making.

Planning Has Been Backward-Looking

One of the major limitations of effective planning has been its focus on the past rather than the future. Organizations have often attempted to plan and iterate future scenarios but have been constrained by their inability to incorporate current, consistent, and accurate data in a timely manner. Therefore, planners, in the interest of time, often simply look back at past performance and apply a sub-optimal adjustment to create a plan for the future.

Planning Processes Have Been Manual and Slow, Relying on Stale and Inaccurate Information

Many organizations are still using a patchwork of outdated tools, including decentralized manual processes managed through spreadsheets and other point products. These processes often rely on contradictory and stale data and cannot deliver real-time insights across organizations. These tools often remain siloed and disconnected without cohesive organization-wide planning capabilities. As a result, organizations have highly inefficient, labor-intensive processes that significantly impair their organizational visibility and decision-making speed.

Modern Technology Has Not Been Leveraged in the Planning Process

Cloud architecture brings a vast number of improvements over legacy on-premises software, including faster deployment, greater scalability, increased reliability, easier maintenance, and increased collaboration. Mobile devices and ubiquitous internet connectivity are enabling people to work wherever, whenever, and however they want. Integration technologies, such as application programming interfaces, or APIs, and connectors, enable users to connect different types of data and applications rapidly and reliably without requiring long and expensive systems integration projects.

In addition, while software technologies have been packaged for specific use cases, the planning process requires a comprehensive, unified platform that can efficiently and dynamically address planning across functional areas and lines of business. Many of the products packaged for specific use cases merely assemble existing technologies to serve functions for which they were not originally designed. Given that these products were not designed from inception as a unified platform for planning, they inherit the same performance limitations and bottlenecks of the existing technologies from which they were assembled. In contrast, a platform designed from inception to support emerging capabilities, such as those made possible by machine learning and artificial intelligence, can enable further insights into organizational behaviors and shape better predictions about the future.

Planning Processes Were Not Designed to Take Advantage of the Large Amount of Data Available Today

Big data and cloud computing have led to an explosion in available data, providing access to more real-time information than ever before. Business-related data includes both internal information, such as sales pipelines, financial information, employee data, and product configurations, as well as external data, including pricing trends, economic data, and supply chain logistics. Not only does this information often exist in organizational silos or disparate databases, but there are often competing versions of the same data. Organizations today realize the need to take advantage of available data, in all its complexity, volume, and variety. Organizations can make better informed decisions if they have a consistent source of information that enables them to extract insights. Increasingly, technology exists to integrate and manage this data to provide a single, consistent source of information. By collecting, integrating, analyzing, and using this high-quality data, organizations can compress the time needed to adapt and revise their strategies and business operations.

Planning Technology Has Been Dependent on IT Departments

As people have become accustomed to highly intuitive, easy-to-use consumer applications, they want to enjoy the same user-friendly experiences with the software they use at work. Historically, employees who wanted to make changes to planning analyses or reports did not have the necessary coding skills, so they would submit the request to IT departments for new reports, items, or analyses adding in some cases days, weeks, or months to the time needed to make mission-critical decisions. Today, organizations want a planning platform that enables every user, without the assistance of IT personnel, to rapidly build models, easily interact with and gain insights from their data, and holistically collaborate with peers across their organization.

Existing Offerings/Products/Technology Do Not Meet the Needs of Organizations or Employees

Legacy Planning Products

Legacy planning products are typically siloed, on-premises solutions, or cloud-enabled adaptations of on-premises solutions, designed to address the limited scope of historical planning approaches, and have the following limitations:

•

Not Dynamic.    Legacy planning products tend to be static, and do not allow for the rapid iteration of scenarios that can produce the greatest insight into the impact of planning assumptions. They typically require lengthy implementations and substantial capital and operating investments in IT infrastructure to customize and integrate with other data and applications. On-premises, legacy planning products also require periodic maintenance upgrades, resulting in more delays, costs, and inconsistent versions across departments.

•

Not Collaborative.    Legacy planning products typically are siloed by department, and reside only in the hands of specialists. They require significant training and expertise of dedicated business analysts, limiting who can participate in planning. Changes in analysis, reporting, and other modifications typically require coding by IT personnel, often taking weeks or months to implement. These products were not designed for users within and across organizations to share data, collaborate, and draw holistic conclusions.

•

Not Intelligent.    Legacy planning products are not well-equipped to enable actionable insights from plans. These products often do not provide the comprehensive set of advanced predictive analytics and optimization tools necessary to drive highly informed decision-making. This paradigm may have been acceptable when business cycles were slower and more predictable, but business leaders in today’s environment need products with greater intelligence.

Emerging Point Products

Emerging point products are typically designed to address a narrow set of pre-defined use cases such as sales performance management, financial planning, or forecasting. The limitations of these products include:

•

Siloed Analyses.    These products often can only provide answers to specific, standard questions using a confined data set. They also often lack broader organizational context and understanding and are difficult to integrate with other systems and data across the organization. These shortcomings require organizations to acquire and manage multiple point products and pair them with manual processes to generate more holistic plans.

•

Cannot Effectively Model.    To effectively model, a solution must help users understand the impact that changes in assumptions have on forecasted goals. These products are often unable to quickly run and re-run alternative planning scenarios requiring a large amount of data from across the organization to produce the insights necessary to forecast effectively.

•

Lack of Platform Capabilities.    Emerging point products were typically not built as platforms and therefore do not enable users to build an expanding number of models to address use cases across the organization. As a result, organizations using these products often must buy multiple products for various lines of business and use cases across the organization.

•

Difficulty Scaling.    Emerging point products are primarily suitable for small and medium-sized businesses. Often these solutions are not built to handle the demands of large global enterprises and cannot scale efficiently and effectively.

Manual Processes

In many organizations, data is primarily gathered, maintained, and updated using individual, static, and manual productivity tools and processes, which we collectively refer to as manual processes. These processes are most often managed through spreadsheets. The limitations of these processes include:

•

Error Prone.    Manual processes are error prone. For example, spreadsheet modeling logic is contained at the level of individual cells, rather than at a higher abstraction layer. Errors or changes in calculation formulas are very common and extremely time-consuming and are difficult to identify and correct, causing significant delays and lost productivity.

•

Limited Scalability.    Manual process tools such as spreadsheets and other documents, databases, and emails cannot effectively manage enterprise-sized data or execute calculations at the scale that large businesses often require. Often these individual files become so large that they need to be split into numerous sheets or documents, requiring complex links to be built and maintained.

•

Lack of Collaboration.    Users are typically required to collaborate by attaching their documents to emails, then manually relinking cells and sheets. This process is highly manual, less secure than an enterprise platform, time consuming, error prone, and often results in people working with stale data.

•	Lack of Relevant Information. Users will often lack the breadth of information required to make informed decisions, or only have access to stale, incomplete, or incorrect data.

•

Lack of Data Governance and Security.    Using individual productivity tools lacking a central data hub means that data often is lost or compromised. The information is difficult to audit since individuals choose how data is disseminated without reference to an organization’s preferred permissions.

Our Market Opportunity

We address a very large existing market of legacy and emerging business software categories, recognized by market research studies. According to International Data Corporation, or IDC, the worldwide performance management and analytic applications software market is forecasted to be approximately $17 billion in 2018 and to grow to $21 billion by 2021. This market includes applications for customer relationship management, workforce management, supply chain management, production planning, services operations, and enterprise performance management.

Based on our experience with customers, however, we believe we address a greater opportunity not yet quantified by current market research studies because we are also disrupting numerous manual processes and tools traditionally used in enterprise planning. According to a 2018 study that we commissioned from Nucleus Research, Inc., a market research services firm, there are approximately 72 million workers worldwide who are potential users of our platform.

Our Platform

Our cloud platform is designed to address the end-to-end Connected Planning needs of all organizations. It incorporates the best elements of existing, standalone technologies in a single, unified codebase specifically architected from its inception to serve as a single platform for decision-making and planning. Our platform has the power and functionality to address the most complex planning challenges of the largest global enterprises. It combines the:

•	multi-dimensionality of an OLAP tool;

•	querying power of a database;

•	ease of use of spreadsheets; and

•	raw analytical power of a calculation engine.

Our proprietary Hyperblock technology is at the core of our platform and was purpose-built to bring real-time Connected Planning to lines of business throughout the organization, including sales, supply chain, marketing, human resources, and operations, in addition to finance.

We empower customers to quickly and easily build models to address the most complex business challenges. Our powerful modeling engine, which is based on our proprietary Hyperblock technology, enables thousands of concurrent users to access a centralized single source of information for planning, ensuring the consistency, quality, and integrity of data for every user. Our innovative in-memory architecture allows customers to rapidly run alternative scenarios to understand the impact of changes in business assumptions on plans and key performance indicators in real time. Our platform also leverages predictive analytics to produce actionable intelligence that gives our customers a competitive advantage. We continue to invest in artificial intelligence, including machine learning, to further enhance the predictive capabilities of our platform.

While the use cases for our platform are unbounded, our customers typically use our platform for:

•	Sales. Managing sales performance, including incentive compensation, territory and quota planning, sales forecasting, account segmentation and scoring, and sales capacity planning.

•

Finance.    Managing financial and overall enterprise performance, including financial budgeting, planning, and forecasting. Other areas include tax and treasury planning, financial consolidations and reporting, and long-range planning.

•	Supply Chain. Managing supply chain performance, including demand planning, supply planning, sales and operations planning, inventory, and merchandise optimization.

•	HR. Managing workforce plans and performance, including workforce and headcount planning, workforce optimization planning, succession planning, and global compensation.

•	Marketing. Managing marketing performance, including trade promotion planning, pricing optimization, and marketing performance management.

•

Operations.    Managing performance for many additional operational areas, including IT, project budgeting and performance analysis, retail merchandise planning, call center planning, resource capacity planning for professional services, actuarial and premium modeling for insurance, capital planning for banking, clinical trial planning for pharmaceuticals, and commodity sensitivity analysis for consumer goods.

Benefits to Our Customers

Our customers use our platform to transform their businesses by making better and faster decisions. Our platform allows our customers to rapidly achieve productivity gains and cost savings, which can result in high returns on investment.

Our customers achieve these benefits as a result of the following key attributes of our platform:

•

Intelligent.    Customers can gain actionable intelligence by accessing data from both within and outside of the organization, integrating hundreds of applications and documents, and using advanced predictive analytics.

•

Collaborative.    Customers can connect people, data, and plans to collaborate across the organization in real time without transferring data between point products and spreadsheets. As a result, our platform enables integrated business planning at strategic and operational levels across lines of business.

•

Dynamic.    Customers can rapidly run alternative scenarios to understand the impact of changes in model assumptions. Users can view and assess the impact of model assumptions on plans and key performance indicators in real time.

•	Accurate. Customers can create a centralized single source of information for planning data, thus ensuring the consistency, quality, and integrity of the data utilized.

•

Scalable.    Customers can build models at massive scale that are deployed horizontally and vertically throughout organizations and allow thousands of concurrent users to access consistent data without sacrificing performance.

•

Easy to Implement and Use.    Customers can rapidly build and easily modify and manage sophisticated models to address their specific needs without coding or relying on their IT departments, resulting in a more rapid return on their time and investment.

•

Comprehensive.    Customers can benefit from a comprehensive platform designed to be deployed horizontally and vertically throughout their organizations. Users from every line of business across and within our customers can utilize our platform to address all of their Connected Planning needs.

Our Technology

Our platform is built on a multi-tenant, cloud-native architecture, with our proprietary Hyperblock technology at its core. This platform is purpose-built to leverage the efficiency and effectiveness that Hyperblock provides to enable any user to quickly and easily build complex Connected Planning models with powerful capabilities that accelerate business success. By fusing Hyperblock with features designed for usability, intelligence, and security, users are able to process data from a wide breadth of use cases within a single modeling environment. Key technology components of our platform include:

•

Purpose-Built with Hyperblock for Connected Planning.    Our proprietary Hyperblock technology combines a flexible data structure with in-memory storage and calculation, allowing users to make decisions in near-real time. The platform is deployed in a multi-tenant cloud environment to enable scale without degradation of quality across numerous users.

•

Flexible Data Structure.    Hyperblock merges traditionally distinct or disconnected database structures, including relational, columnar, and OLAP, with in-memory data storage and calculation into a unified architecture. By providing a flexible data structure, users can easily build and modify multi-dimensional models addressing use cases that span the breadth of a company’s needs, all within a single modeling environment.

•

In-Memory Data Engine.    Hyperblock includes an in-memory data engine that leverages 64-bit multi-core parallel processors to centralize calculation logic in one place, and delivers calculations on a massive amount of data at very high speed in real-time. By leveraging in-memory storage, Hyperblock allows every cell to know its relationship to the rest of the data and automatically updates for any changes in that data set.

•

Cloud-Native, Multi-Tenant Architecture.    We built our platform with a multi-tenant cloud architecture to allow planning in a scalable, versatile, and real-time manner. The cloud allows our users to implement our platform quickly and make it accessible to users anywhere in the world, instantly using an internet connection, across any mainstream browser and device, resulting in rapid time to value. Multi-tenancy allows our platform to deliver synchronized, updated software versions to all our customers, ensuring they all consistently have access to the latest functionality, resulting in higher overall software quality, better service level agreements, faster product innovation, and lower operational costs than traditional software ported to servers in the cloud.

•	Features and Capabilities Designed for Usability, Intelligence and Security. Our platform enables our customers to model and optimize a vast array of processes within their organizations.

•

Natural Language Modeling.    This technology gives business users powerful control over models by allowing them to create and modify models with clicks, not code. Business users can change hierarchy definitions and perform other changes using drag-and-drop functionality, and create and update models using natural language references in formula calculations. This approach significantly reduces the chances of logical errors being created in a model and makes it far easier to identify errors if they are made.

•

Intelligence through Predictive Algorithms.    Our platform generates actionable intelligence and insights, which helps an organization make better decisions. Our platform contains an advanced math engine that leverages predictive algorithms and optimization tools that solve both linear and mixed-integer programming problems. We are investing significant research and development resources to strengthen our platform’s predictive capabilities, including support for additional statistical functions and optimization of complex planning use cases involving thousands of variables.

•

Robust Security.    We built robust security into our platform. Data at rest is stored in a proprietary, non-readable binary format and subject to full-disk AES-256 encryption. Backups also use AES-256 encryption. A bring your own key, or BYOK, option enables our customers to own and manage their own encryption keys if required for compliance needs.

•

Governance and Administration.    We offer enterprise-grade governance tools, including the first Application Lifecycle Management, or ALM, capability in the Connected Planning category. Our ALM capability enables customers to effectively manage the development, testing, deployment, and ongoing maintenance of models without disrupting the production environment. One of our other tools, Business Map, is a self-documenting tool that allows administrators and users to see how everything in the planning environment connects. We also offer Workflow, a tool that bridges the gap between planning and execution, helping individuals across an extended organization collaborate to bring connected plans to life. In addition, a detailed logging capability provides customers’ administrators with full visibility of how and when models are being accessed and by whom, ensuring integrity of the operations. Our platform also provides change tracking and auditing, allowing users to revert back to older model versions seamlessly.

•

Data Management.    Our platform’s features enable users to create a data hub to greatly accelerate the realization of Connected Planning by providing a single, accurate, and consistent data repository for users across an organization. Administrators can manage connections between the data hub and source systems or the corporate data warehouse, while individual users connect their planning models to the data hub. This architecture eliminates the need for users to establish data connections to source systems, and helps ensure the quality and integrity of those connections.

•

Interoperability and Extensibility.    Our platform enables our customers to model and optimize a vast array of processes within their organizations utilizing data from many sources. Our platform also integrates with the products of leading technology partners and it supports open API standards-based data sharing. This capability allows seamless data ingestion from the source systems on the back end. The platform also enables companies to collaborate with users outside of our platform framework, such as trading partners in a supply chain.

Our Growth Strategy

Our goal is to make Anaplan the platform of choice for end-to-end Connected Planning in large global enterprises. Key elements of our growth strategy include:

•

Drive New Customer Acquisition.    While we have enjoyed rapid customer growth, we believe we are still in the very early stages of penetrating our addressable market. We strive to make our platform the preferred planning foundation for large enterprises, which we believe have the largest communities of potential users and face the most complex planning challenges. We believe these large organizations have the greatest potential for expanded use of our platform and have needs that are particularly well addressed by the comprehensive capabilities of our platform. We utilize an ecosystem of partners who provide leverage to our sales team in targeting and selling our platform to mid-market organizations.

•

Expand within Existing Customers.    We aim to drive Connected Planning across the entire organization to help our customers benefit from the full value of our platform. Our platform is often initially adopted within a specific line of business, including in finance, sales, and supply chain, and other corporate functions such as marketing, human resources, and operations, for one or more planning use cases. Once customers see the benefits of our platform for their initial use cases, they often increase the number of users, add new use cases, and expand to additional lines of business, divisions, and geographies. This expansion often generates a natural network effect in which the value of our platform increases as more use cases are adopted, more users are connected, and greater amounts of data are incorporated in our platform. Our ability to expand within our customers’ organization is reflected by the annual dollar-based net expansion rate for Anaplan as a whole, which has been over 120% as of the end of each of our last three fiscal years.

•

Continue to Expand Internationally.    We have a significant opportunity to further expand and we intend to continue to invest in the use of our platform outside of the United States. We have made substantial investments in building our global sales and marketing, service delivery, and customer support capabilities and have a strong and growing presence internationally. In fiscal 2019, approximately 43% of our revenue was generated outside of the United States, demonstrating the importance of our international operations.

•

Broaden and Deepen our Partner Ecosystem.    Our partner ecosystem extends our geographic coverage, accelerates the usage and adoption of our platform, promotes thought leadership, and enables more efficient delivery of service solutions. We intend to augment and deepen our relationships with global and regional partners, including consulting firms, systems integrators, and implementation partners. We believe our partners’ scale and route to market can significantly contribute to our ability to penetrate our addressable market, extend our geographic coverage and accelerate the usage and adoption of our platform.

•

Continue to Innovate and Extend our Technology Platform Leadership.    We plan to continue extending the functionality and breadth of our platform. We have a well-defined technology roadmap to introduce new features and functionality to our platform that we believe will enhance our ability to generate revenue by broadening the appeal of our platform to potential new customers as well as increasing the opportunities for further expanding the use of our platform by existing customers. We are investing to further enhance the user interface, functionality, and usability of our platform, including in artificial intelligence, including machine learning, to further expand the predictive capabilities of our platform.

Customer First Strategy

We put the success of our customers at the center of our culture, strategy, and investments. We view our Customer First strategy as core to capturing our Connected Planning vision and driving continued expansion in the use of our platform. As thought leaders in Connected Planning, we have developed deep domain expertise and best practices that are crucial to addressing our customers’ and partners’ planning challenges. By aligning our thought leadership, worldwide development and delivery capabilities, and local sales and service resources, our Customer First strategy drives exceptional value throughout our customers’ Connected Planning journeys. We also ensure that our partner community supporting our customers is fully versed in this philosophy through our training academy, the Anaplan Academy. As part of our Customer First strategy, we created our customer success team dedicated to delivering an exceptional customer experience designed to foster rapid adoption, ease of doing business with us, high engagement, and strong customer retention and expansion.

Our Customers

As of January 31, 2019, we served over 1,100 customers, including over 250 Global 2000 companies, in 49 countries.

Our customers include leading businesses in a diverse set of industries, including financial services, professional services, technology, energy, consumer goods, manufacturing, healthcare, media, retail, and transportation, as well as government agencies. No individual customer represented more than 10% of our revenue in fiscal 2019.

Our customers are passionate about our platform. We have created a program for select users to receive status as Master Anaplanners. These individuals have volunteered their own time to become identified experts on our platform and frequently promote Anaplan within their organizations and evangelize the benefits of our platform to prospective customers.

Our Culture and Employees

Our culture is the foundation of everything we do. We strive to foster a productive and engaging work environment that embodies our core values: openness, authenticity, inclusiveness, collaboration, and creativity. We put our customers first, and we focus on being tenacious, passionate and bold. Our talent strategy is aligned with our business vision for long-term growth and our innovative platform strategy. We hire those who have a passion for disrupting the current planning technology paradigm, enabling our customers to dramatically improve real-time decision-making in their businesses and drive visibility into analysis and deep planning into organizations.

As of January 31, 2019, we employed 1,299 people. We also engage temporary employees and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages.

Sales and Marketing

We sell our platform primarily through our direct sales team targeting large enterprises, which we define as those companies comprising the Global 2000. We have also developed strategic partnerships and relationships to source leads, provide consulting, training and implementation services and drive thought leadership in promoting Connected Planning. To accelerate the adoption of our platform, we and our partners create pre-packaged applications that are available on our App Hub marketplace. We intend to continue to showcase applications and use cases on our App Hub. We also encourage our partners and customers to publish the use cases they have developed on our App Hub to generate user interest. We also create and share best practices, road maps for success and advice on how to accelerate and optimize Connected Planning.

Our partnerships provide us with a significant source of lead generation and implementation leverage. These partners use our platform to build mission-critical applications for their clients to demonstrate thought leadership and provide solutions to complex modeling, forecasting, and planning problems. We also host annual Anaplan Connected Planning Xperience (CPX) user conferences, previously known as Hub, to connect existing and potential customers, share best practices, and reinforce our brand.

Partnerships and Strategic Relationships

We have developed a broad network of individuals at consulting and implementation partners to extend our customer reach, assist in implementation of our platform, develop solutions on our platform, and help accelerate the sale and delivery of our platform as a supplement to our direct sales force, including:

•

Global Partners.    We partner with global strategic consulting firms and global system integrators that act as strategic advisors to senior executives in corporate, functional, and process transformation initiatives of organizations. These partners promote Anaplan’s platform as part of the large-scale transformation projects they drive by identifying opportunities in which our platform can help companies maximize the effectiveness of their business processes. Global system integrators also help us scale our sales and implementation delivery capacity globally by leveraging their trained staff. We believe engagements by those strategic partners lend themselves to Connected Planning because they frequently involve their clients re-examining how they can plan more dynamically and effectively as part of their transformations to support their strategic goals.

•

Regional Partners.    We also partner with leading regional consulting firms and implementation partners. Our implementation partners are highly skilled and trained by our team and often have deep subject-matter expertise in the implementation of specific use cases. These partners also act as an extension of our direct sales force by identifying and referring opportunities to us. Our strategy is to enable the implementation of a majority of our projects to be led by regional partners, with supplemental application support from us.

Research and Development

We have a research and development culture that rapidly and consistently delivers high-quality enhancements to the functionality, performance, and usability of our platform. Our research and development organization is primarily responsible for design, development, testing, and delivery of our products and platform. We focus our efforts on developing core technologies, as well as further enhancing the usability, functionality, mobility, reliability, performance, and flexibility of our platform.

We have a global workforce with research and development hubs in the United Kingdom and San Francisco, California. We hire skilled engineers, data scientists, and other talent from a variety of industries with expertise in developing mission-critical applications for global, distributed large enterprises.

Competition

The market for Connected Planning solutions is new and characterized by rapid technology innovation. To our knowledge, there are no other companies that service the breadth of use cases or the varying enterprise needs that we do. In many cases, our primary competition is manual, often spreadsheet-driven, processes and custom-built approaches. In addition, we compete with certain applications of large software companies, including legacy vendors such as Oracle, SAP, and IBM, that offer on-premises applications sold on a perpetual license and maintenance basis, as well as cloud software versions adapted from on-premises applications. We also compete with emerging vendors of applications focused on a specific department or use case, such as sales performance management and financial planning. We could also face competition from new market entrants, some of whom may be our current technology partners.

We believe the principal competitive factors in our market include the following:

Technology and platform capabilities, including:

•	enterprise-grade scalability;

•	breadth of capabilities within a single modeling environment;

•	intuitive and user-friendly interface;

•	in-memory computing capability;

•	ability to support broad collaboration in real-time;

•	multi-tenant cloud-based architecture;

•	security;

•	data governance and administration;

•	rich and dynamic analytics and reporting;

•	ability to integrate with other data and applications;

•	predictive algorithms and modeling capabilities; and

•	configurability and agility in complex, enterprise-grade, planning environments.

Market leadership and customer success orientation, including:

•	involvement in growing the category of Connected Planning;

•	thought leadership and best practices, from example models to roadmaps for success;

•	established, proven success;

•	passionate, dedicated customers;

•	customer-centric approach and focus;

•	speed and scale of return on investment; and

•	time to deployment.

We believe that we compare favorably with respect to each of these factors.

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections, to establish and protect our intellectual property rights while actively working to increase our patent portfolio. As of January 31, 2019, we had four issued U.S. patents that expire between November 2030 and August 2034. We pursue the registration of domain names, trademarks, and service marks in the United States and in various jurisdictions outside the United States. We also actively seek patent protection covering inventions originating from our company. We require our employees, consultants, and other third parties to enter into confidentiality and proprietary rights agreements and we control access to software, documentation, and other proprietary information.

We control access to and use of our proprietary technology and other confidential information through internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. and international intellectual property laws. Our policy is to require employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, and other processes generated by them on our behalf and agreeing to protect our confidential information. In addition, we generally enter into confidentiality agreements with our vendors and customers. We also control and monitor access to, and distribution of, our software, documentation, and other proprietary information.

Facilities

We sublease approximately 55,000 square feet of space for our corporate headquarters in San Francisco, California pursuant to a sublease that expires in February 2026, which is subject to a master lease that expires in June 2026. We also have offices or co-working facilities in Chicago, Illinois, Boston, Massachusetts, Minneapolis, Minnesota, New York, New York and Plano, Texas. We maintain international offices or co-working facilities in Australia, Austria, Belgium, France, Germany, India, Japan, the Netherlands, Russia, Singapore, Sweden, Switzerland and the United Kingdom. We believe that we will be able to obtain additional space on commercially reasonable terms.

Corporate Information

We were formed in 2008 as Anaplan, LLC, a Delaware limited liability company. In July 2009, Anaplan, LLC converted into Anaplan, Inc., a Delaware corporation. Our principal executive offices are located at 50 Hawthorne Street, San Francisco, CA 94105, and our telephone number is (415) 742-8199. Our website address is www.anaplan.com. The information on, or that can be accessed through, our website is not part of this report. We have included our website address as an inactive textual reference only.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Center section of our website at www.anaplan.com as soon as reasonably practicable after we file such material with the Securities and Exchange Commission, or the SEC. The SEC also maintains an Internet website that contains reports and other information regarding issuers, such as Anaplan, that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business and ownership of our common stock is set forth below. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Cautionary Note Regarding Forward-Looking Statements.”

We have a limited history of operating at our current scale and under our current strategy, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.

While we were originally formed as Anaplan, LLC in 2008 and first introduced our business planning platform in 2011, much of our growth has occurred over the last three years. Over the last three years we have hired new senior management, substantially increased our sales and customer success headcount, shifted our sales strategy to increase our focus on large global enterprises, which we define as companies that are members of the Forbes Global 2000, or Global 2000, and increased our reliance on partners to accelerate our sales process and provide implementation services. We have also substantially increased our engineering headcount and increased the frequency of our product enhancements and releases. As we have a limited history of operations at our current scale and under our current strategy, our ability to forecast our future operating results and plan for and model future growth is more limited than that of companies with longer operating histories and subject to a number of uncertainties. In addition, we have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If the assumptions regarding these risks and uncertainties are incorrect or change, or if we do not execute on our strategy and manage these risks and uncertainties successfully, our operating results could differ materially from our expectations and those of securities analysts and investors, and our business could suffer and the trading price of our common stock could decline.

We have a history of net losses, we anticipate increasing our operating expenses in the future, and we do not expect to be profitable for the foreseeable future.

We have incurred significant losses in each period since inception, including net losses of $131.0 million, $47.6 million, and $40.2 million, respectively, in fiscal 2019, 2018, and 2017. We have an accumulated deficit of $343.2 million at January 31, 2019. Our losses and accumulated deficit reflect the substantial investments we have made to acquire new customers and develop our platform. We expect our operating expenses to increase substantially in the foreseeable future as we make investments and implement initiatives designed to grow our business, including:

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

These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and sustain profitability. Growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to successfully implement our “land and expand” strategy, a failure to increase our number of partners, increasing competition, decreasing growth of our overall market, privacy-related regulatory developments in the U.S. and abroad, or an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. Furthermore, to the extent we are successful in increasing our customer base, we will also initially incur increased losses because costs associated with acquiring customers are generally incurred up front. In contrast, subscription revenue is generally recognized ratably over the terms of the agreements that last typically two to three years, although some customers commit for shorter periods. You should not consider our recent growth in revenue as indicative of our future performance. Accordingly, we cannot assure you that we will achieve or maintain profitability in the future.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, as well as our key metrics discussed elsewhere in this report, including the levels of our revenue, gross margin, cash flow, and deferred revenue, as well as other metrics such as billings that our analysts may use to evaluate our business, have fluctuated in the past and may vary significantly in the future, and quarter-to-quarter comparisons of our operating results, key metrics and other metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could result in our failure to meet our expectations or those of securities analysts or investors. If we fail to meet these expectations for any particular period, the trading price of our common stock could decline significantly. Factors that may cause these quarterly fluctuations include, without limitation, those listed below:

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

The success of our business depends upon training our customers to effectively utilize our platform to unlock its full potential. Our failure to effectively educate, train and provide continuing guidance and support to our customers may adversely affect the results of operations, financial condition and growth prospects.

Our business requires our customers to be trained on our platform to effectively implement and increase adoption of our platform. Incorrect or improper implementation or use of our platform could result in customer dissatisfaction and harm our business and financial condition. Our platform is designed to be deployed in a wide range of technological environments, and integrates data from a broad and complex range of workflows and systems. Our ability to support such large-scale deployments using disparate technologies requires ongoing training in the proper use of our platform. In order to maximize the value of our platform we must continue to educate and train our customers to develop the skills necessary to harness the power of our platform. Without proper implementation and training, including training qualified professionals and developing a steady stream of skilled users of our platform, we may not be able to accelerate our business. Failure to develop a pipeline of qualified, highly trained professionals may adversely impact our financial performance. If our customers are unable to implement our platform, perceptions of our company and our platform may be impaired, our reputation and brand may suffer, and customers may choose not to renew their subscriptions or increase their purchases of our related services. Our customers and partners need regular training to derive the numerous benefits of our platform and maximize its potential without which our results of operations and growth prospects could be materially adversely affected.

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

Adverse global economic and market conditions may negatively impact our business, results of operations and cash flows.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers in the United States and abroad. Any significant weakening of the economy in the United States or in regions globally like Europe and Asia, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, perceived impact of global trade barriers like tariffs and sanctions and the corresponding retaliatory actions, economic uncertainty, or other difficulties may affect one or more of the sectors or countries in which we sell our platform. Global economic and political uncertainty, including the uncertainty surrounding Brexit, increased tariffs and international trade disputes, may cause some of our customers or potential customers to curtail spending, result in new regulatory and cost challenges to our international operations and cause customers to delay or reduce their technology spending. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. These adverse conditions could result in reductions in the rate of enterprise software spending generally, sales of our platform, longer sales cycles, slower adoption of new technologies, lower renewal rates, and increased price competition. Any of these events could have an adverse effect on our business, operating results, and financial position.

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

In addition, professional services revenue is recognized as the services are performed or upon the completion of the project, depending on the type of professional services arrangement involved. Professional services engagements typically span from a few weeks to several months, which can make it difficult to predict the timing of revenue recognition for such services and the corresponding effects on our results of operations. Professional services revenue has fluctuated and may continue to fluctuate significantly from period to period, as we are increasingly leveraging our partners to provide these services. In addition, because professional services expenses are recognized as the services are performed, professional services, and total margins can significantly fluctuate from period to period.

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

We have limited experience with respect to determining the optimal prices for our platform and services. In the past, we have been able to increase our prices for our platform and services, but we may choose not to introduce or be unsuccessful in implementing future price increases. Our competitors may introduce new products that compete with ours or reduce their prices, or we may be unable to attract new customers or retain existing customers based on our historical pricing models. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively internationally. In addition, if our mix of products sold changes, then we may need to, or choose to, revise our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations and financial condition.

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

If we fail to develop, maintain, and enhance widespread brand awareness cost-effectively, and expedite the awareness of Connected Planning solutions, our revenue and competitive position may be materially and adversely affected.

We believe that developing, maintaining, and enhancing widespread awareness of our brand and Connected Planning solutions in a cost-effective manner is critical to achieving widespread acceptance of our platform, attracting new customers, and maintaining existing customers. For example, widespread awareness of our brand is critical to ensuring that we are invited to participate in requests for proposals from prospective customers. We have made, and will continue to make, significant investments to promote our brand. However, brand promotion activities may not generate customer awareness or increase revenue, and, even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies.

In addition, independent industry analysts often provide reviews of our platform, as well as the products and services of our competitors, and perception of our platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. Additionally, the performance of our partners may affect our brand and reputation if customers do not have a positive experience with our partners’ services. Negative publicity, whether or not justified, relating to events or activities attributed to us, our employees, our partners or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity may reduce demand for our platform and have an adverse effect on our business, operating results, and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brands may be costly and time consuming, and such efforts may not ultimately be successful. The upfront investment and costs incurred to build and maintain our brand, both domestically and internationally, may not generate increased market acceptance and may negatively impact our results of operations.

We depend on the experience and expertise of our senior management team and certain key employees, and the loss of any executive officer or key employee, or the inability to identify and recruit executive officers and key employees in a timely manner, could harm our business, operating results, and financial condition.

Our success depends largely upon the continued services of our key executive officers and certain key employees. We rely on our executive officers and key employees in the areas of business strategy, research and development, marketing, sales, services, and general and administrative functions. From time to time, there may be changes in our executive management team or key employees resulting from the hiring or departure of executives or key employees, which could disrupt our business. We do not maintain key-man insurance for any member of our senior management team or any other employee. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Conversely, we may terminate the employment of the senior management team and certain key employees, which may subject us to costly and time-consuming litigation and employment claims. Moreover, we may experience high levels of attrition after the expiration of the lock-up period in connection with our initial public offering, or IPO, when employees may receive significant proceeds from sales of our common stock in the public markets. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

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

Despite having significant experience in their individual areas of expertise, several key members of our executive leadership team have a relatively short tenure with the Company. These members of management are critical to our vision, strategic direction, culture, and overall business success. Because of these recent changes, our senior management team has not worked at the company for an extended period of time and may not be able to work together effectively to execute our business objectives.

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

Personal privacy has become a significant issue in the United States and in many other countries where our platform is available. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, in June 2018, California enacted the California Consumer Privacy Act, or CCPA. The CCPA takes effect on January 1, 2020, and broadly defines personal information, extends expanded privacy rights and protections to California residents, and provides for civil penalties for violations and a private right of action for data breaches. In addition to California, many federal, state, and foreign government bodies and agencies have adopted or are considering adopting laws, rules, and regulations regarding the collection, use, storage, data residency, security, and disclosure of personal information and breach notification procedures. Laws, rules, and regulations in these jurisdictions apply broadly to the collection, use, storage, data residency, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and in some jurisdictions, Internet Protocol, or IP, addresses. Interpretation of, and costs of compliance with, these laws, rules, and regulations and their application to our platform and services in the United States and foreign jurisdictions is ongoing and cannot be fully determined at this time.

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

Our corporate culture promotes visionary thinking, teamwork and creativity, and if we cannot maintain this culture as we grow, it could harm our business.

Our corporate culture promotes an entrepreneurial mindset that has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the core principles that have fueled our growth. We believe that our culture has been and will continue to be a key contributor to our success. We hope to maintain our growth trajectory and will continue to hire aggressively as we expand, especially engineering, research and development and sales personnel. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit we believe we need to support our growth. Moreover, after the lock-up period in connection with our IPO expires at the end of the day on April 9, 2019, many of our existing employees may be able to receive significant proceeds from sales of our common stock in the public markets, which could lead to employee attrition that could adversely impact our culture and employee morale. Our aggressive focus on increasing our headcount and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business and results of operations.

As we expand our geographical footprint and increase our headcount we will need to maintain our corporate culture among a larger number of employees dispersed in various geographic regions. Any failure to maintain the cohesiveness our culture could negatively affect our business, reduce our ability to retain and recruit personnel and could lead to the failure to achieve our vision and implement our strategy.

We may engage in strategic transactions, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We have in the past acquired and may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. We could also enter into joint ventures or other strategic transactions for the same purpose. The pursuit of any of these strategic transactions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable transactions, whether or not they are consummated.

In addition, we have limited experience in consummating strategic transactions. If we acquire additional businesses or enter into other strategic transactions, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the strategic transactions. We also may not achieve the anticipated benefits from the strategic transactions due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;

•	unanticipated costs or liabilities associated with the strategic transactions;

•	incurrence of transaction-related costs;

•	difficulty integrating the accounting systems, operations, and personnel of the acquired business;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•

difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support, or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;

•	adverse effects to our existing business relationships with business partners and customers as a result of the strategic transactions;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the strategic transaction.

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

Strategic transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, increase our financial risk, and cause the market price of our common stock to decline. In addition, if a strategic transaction fails to meet our expectations, our operating results, business, and financial position may suffer.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception primarily through equity financings and payments by customers. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, strategic transactions, a decline in the level of customer prepayments or unforeseen circumstances. We may determine to engage in equity or debt financings or enter into credit facilities for these or other reasons, and we may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential strategic transactions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

If we default on our credit obligations, our operations may be interrupted and our business could be seriously harmed.

We have a credit facility that we may draw on to finance our operations, strategic transactions, and other corporate purposes. Our obligations pursuant to this credit facility are secured by a first priority lien on our assets for the benefit of the lenders. Our credit facility contains financial and operating covenants, including maintenance of specified financial ratios, customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on the amount of dividends and stock repurchases. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants or other obligations in the credit facility, or the occurrence of certain events specified in the credit facility, could result in a default under the credit facility and any future financial agreements into which we may enter. If we default on the obligations under our credit facility, our lenders may pursue various remedial actions against us, including:

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

We incur increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission, or the SEC, and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased, and may continue to increase our legal and financial compliance costs and makes some activities more time consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act, in fiscal 2020.

Public company reporting and disclosure obligations have caused our business and financial condition to become more visible. We believe that this increased visibility may result in threatened or actual litigation from time to time. If such claims are successful, our business, and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them and the diversion of management resources, could adversely affect our business and operating results.

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements, or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations and the listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. During our most recent fiscal quarter ended January 31, 2019, a material weakness in internal control over financial reporting was identified relating to an error in the accounting for stock-based compensation expense with respect to certain of our restricted stock units (“RSUs”) granted prior to our IPO. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The error was corrected through an immaterial correction relating specifically to stock-based compensation expense in the three and nine months ended October 31, 2018, as described in Note 1 of the notes to the consolidated financial statements. We remediated this material weakness during the quarter ended January 31, 2019 by enhancing, and adding additional review controls over non-standard share-based payment awards. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act in fiscal 2020. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material adverse effect on our business and operating results and could cause a decline in the price of our common stock.

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

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of

July 31, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (iv) January 31, 2024.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Such an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We do not believe that our IPO and concurrent private placement resulted in an ownership change, or if they did, we do not believe they will trigger any material limitation on the use of our tax attributes for purposes of Section 382 of the Code. However, the extent of such limitations for prior years, if any, has not yet been determined. Future changes in our stock ownership, however, could also cause an “ownership change.” It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our potential profitability.

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

Risks Related to Ownership of Our Common Stock

The stock price of our common stock may be volatile and may decline regardless of our operating performance and you may lose all or part of your investment.

The market price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in October 2018 at a price of $17.00 per share, our stock price has ranged from $20.95 to $40.68, through March 20, 2019. In addition to factors discussed in this report, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;

•	our operating performance, including key metrics, and the performance of other similar companies;

•

changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new software or enhancements to services, acquisitions, strategic alliances, or significant agreements by us or by our competitors;

•	disruptions in our services due to computer hardware, software, or network problems;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	the economy as a whole, market conditions in our industry and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•	the expiration of market standoff or contractual lock-up agreements;

•	the size of our market float; and

•	any other factors discussed in this Annual Report on Form 10-K.

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

The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market, particularly by our directors, executive officers, or significant shareholders, or the perception in the market that the holders of a large number of shares intend to sell their shares All of the shares of common stock sold in our IPO are freely tradeable in the United States, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933. Substantially all of our outstanding shares of common stock prior to our IPO and shares issued in the concurrent private placement are currently restricted from resale as a result of market standoff and “lock-up” agreements that have been entered into with Goldman Sachs & Co. LLC and Morgan Stanley & Co LLC in connection with our IPO. These shares will become available to be sold on April 10, 2019, 181 days after the date of the final prospectus used in connection with our IPO. Goldman Sachs & Co. LLC and Morgan Stanley & Co LLC may, in their discretion, permit our stockholders to sell shares prior to the expiration of the restrictive provisions contained in those lock-up agreements. Shares held by directors, executive officers, and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.

Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares to include their shares in registration statements that we may file for ourselves or our stockholders, subject to market standoff and lock-up agreements.

In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and expiration of market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or settlement of outstanding restricted stock units will be available for immediate resale in the United States in the open market. The issuance of these shares will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such issuance or conversion could adversely affect prevailing market prices of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We sublease approximately 55,000 square feet of space for our corporate headquarters in San Francisco, California pursuant to a sublease that expires in February 2026, which is subject to a master lease that expires in June 2026. We also have leased offices or co-working facilities in Chicago, Illinois, Boston, Massachusetts, Minneapolis, Minnesota, New York, New York and Plano, Texas. We maintain international offices or co-working facilities in Australia, Austria, Belgium, France, Germany, India, Japan, the Netherlands, Russia, Singapore, Sweden, Switzerland and the United Kingdom. We believe that we will be able to obtain additional space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “PLAN” since October 12, 2018. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 20, 2019, there were 569 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks or other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to the section of the Proxy Statement entitled “Equity Compensation Plan Information.”

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.

The performance graph below shows the cumulative total stockholder return on our common stock for the period from October 12, 2018 to January 31, 2019. This is compared with the cumulative total return of the NASDAQ Computer Index and the Standard & Poor’s 500 Stock Index, or the S&P 500, over the same period. The graph assumes that on October 12, 2018, our initial trading day, $100 was invested in our common stock at the market close and $100 was invested at the market close in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Recent Sale of Unregistered Securities and Use of Proceeds

Sale of Unregistered Securities

On December 4, 2018, we issued and sold 10,454 shares of our common stock to one investor upon the exercise of a warrant with an exercise price of $2.3913 per share for aggregate consideration of $24,999. The shares of common stock were issued and sold pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

On October 16, 2018, we closed our IPO, in which we sold an aggregate of 17,825,000 shares of common stock at a price to the public of $17.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. An additional 1,176,466 shares of our common stock were sold in a concurrent private placement, or the Concurrent Private Placement, at a purchase price of $17.00 per share for aggregate proceeds of approximately $20.0 million. The offer and sale of all of the shares in the IPO, but not those in the Concurrent Private Placement, were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-227355), which was declared effective by the Securities and Exchange Commission on October 11, 2018.

The remainder of the information required by this item regarding the use of our IPO proceeds has been omitted pursuant to SEC rules because such information has not changed since our last periodic report was filed.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The consolidated statements of operations data for fiscal 2019, 2018, and 2017, and the consolidated balance sheets data as of January 31, 2019 and 2018, are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for fiscal 2016 and the consolidated balance sheet data as of January 31, 2017 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2019	2018	2017	2016
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription revenue	$208,605	$143,542	$91,416	$50,772
Professional services revenue	32,037	24,805	29,083	20,753

Total revenue	240,642	168,347	120,499	71,525
Cost of revenue:
Cost of subscription revenue (1)	36,500	19,927	9,072	7,655
Cost of professional services revenue (1)	30,898	32,058	30,335	22,849

Total cost of revenue	67,398	51,985	39,407	30,504
Gross profit	173,244	116,362	81,092	41,021
Operating expenses:
Research and development (1)	48,998	30,908	23,868	19,288
Sales and marketing (1)	176,323	100,654	73,656	55,279
General and administrative (1)	76,186	30,719	22,503	19,313

Total operating expenses	301,507	162,281	120,027	93,880

Loss from operations	(128,263)	(45,919)	(38,935)	(52,859)
Interest income, net	1,921	108	88	55
Other expense, net	(1,465)	(482)	(835)	(1,343)

Loss before income taxes	(127,807)	(46,293)	(39,682)	(54,147)
Provision for income taxes	(3,209)	(1,261)	(512)	(80)

Net loss	$(131,016)	$(47,554)	$(40,194)	$(54,227)

Net loss per share attributable to common stockholders, basic and diluted (2)	$(2.46)	$(2.51)	$(2.92)	$(4.62)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (2)	53,328	18,956	13,774	11,741

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$831	$148	$49	$305
Cost of professional services revenue	851	507	336	122
Research and development	3,826	742	634	452
Sales and marketing	15,475	3,496	2,555	1,363
General and administrative	31,823	3,746	2,529	1,266

Total stock-based compensation expense	$52,806	$8,639	$6,103	$3,508

(2)

See Notes 1 and 9 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	As of January 31,
	2019	2018	2017
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$326,863	$110,898	$80,155
Working capital	240,301	63,925	55,830
Total assets	528,769	246,747	174,941
Deferred revenue, current and non-current	150,843	101,286	65,897
Total stockholders’ equity	307,478	111,639	84,744

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties as discussed in “Cautionary Note Regarding Forward-Looking Statements” included in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K. Our fiscal year ends January 31.

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

We derive the substantial majority of our revenue from subscriptions for users on our platform. Our initial subscription term is typically two to three years, although some customers commit for shorter periods. We generally bill our customers annually in advance. We also offer professional services, including consulting, implementation, and training, but are increasingly leveraging our partners to provide these services. During fiscal 2019, 2018, and 2017, subscription revenue was $208.6 million, $143.5 million and $91.4 million, respectively, representing a year-over-year subscription revenue growth rate of 45% and 57% in fiscal 2019 and 2018, respectively. During fiscal 2019, 2018, and 2017, services revenue was $32.0 million, $24.8 million and $29.1 million, respectively. Our subscription revenue as a percentage of total revenue was 87%, 85%, and 76% in fiscal 2019, 2018, and 2017, respectively.

During fiscal 2019, 2018 and 2017, our revenue was $240.6 million, $168.3 million and $120.5 million, respectively. Approximately 43%, 41% and 38% of our revenue was generated from outside of the United States in fiscal 2019, 2018 and 2017, respectively. Our net loss was $131.0 million, $47.6 million and $40.2 million in fiscal 2019, 2018 and 2017, respectively.

We believe that our focus on customer success allows us to retain and expand the subscription revenue generated from our existing customers, and is an indicator of the long-term value of our customer relationships for Anaplan as a whole. We track our performance in this area by measuring our dollar-based net expansion rate, which compares our annual recurring revenue from the same set of customers across comparable periods. The dollar-based net expansion rate was 123% and 122% as of January 31, 2019 and 2018, respectively.

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

International sales.    Our revenue generated outside of the United States during fiscal 2019, 2018 and 2017, was approximately 43%, 41% and 38%, respectively, of our total revenue. We believe global demand for our platform will continue to increase as organizations experience the benefits that our platform can provide to international enterprises with complex planning needs spanning multiple geographies. Accordingly, we believe there is significant opportunity to grow our international business. We have invested, and plan to continue to invest, ahead of this potential demand in personnel, marketing, and access to data center capacity to support our international growth.

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

Subscription Revenue

Subscription revenue accounted for 87%, 85% and 76% for fiscal 2019, 2018 and 2017, respectively. Subscription revenue is driven primarily by the number of customers, the number of users at each customer, the price of user subscriptions, and renewal rates.

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

Most of our contracts are non-cancellable over the contract term. We had a remaining performance obligation, or backlog, in the amount of $440.0 million and $304.6 million as of January 31, 2019 and 2018, respectively, consisting of both billed and unbilled consideration.

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

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel-related costs for our development team, including salaries and bonuses, benefits, stock-based compensation expense, and allocated overhead costs. We have invested, and intend to continue to invest, in developing technology to support our growth. We capitalize certain software development costs that are attributable to developing new features and adding incremental functionality to our platform, and amortize such costs as costs of subscription revenue over the estimated life of the new incremental functionality, which is three years. We plan to increase our investment in research and development for the foreseeable future as we focus on further developing our platform and enhancing its use cases. However, we expect our research and development expenses to decrease as a percentage of our total revenue over time, although they may fluctuate as a percentage of our total revenue from period to period.

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

General and Administrative

General and administrative expenses consist of personnel-related costs associated with our executive, finance, legal, and human resources personnel, including salaries and bonuses, benefits, and stock-based compensation expense, professional fees for external legal, accounting and other consulting services, and allocated overhead costs. We expect to increase the size of our general and administrative function to support the growth of our business and to take advantage of the large opportunity in front of us. We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we have incurred, and expect to continue to incur, increased expenses such as insurance, investor relations, and professional services. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over time, although they may fluctuate as a percentage of our total revenue from period to period.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash and cash equivalents.

Other Expense, Net

Other expense, net consists primarily of foreign exchange gains and losses.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	Year Ended January 31,
	2019	2018	2017
	(In thousands)
Revenue:
Subscription revenue	$208,605	$143,542	$91,416
Professional services revenue	32,037	24,805	29,083

Total revenue	240,642	168,347	120,499
Cost of revenue:
Cost of subscription revenue (1)	36,500	19,927	9,072
Cost of professional services revenue (1)	30,898	32,058	30,335

Total cost of revenue	67,398	51,985	39,407
Gross profit	173,244	116,362	81,092
Operating expenses:
Research and development (1)	48,998	30,908	23,868
Sales and marketing (1)	176,323	100,654	73,656
General and administrative (1)	76,186	30,719	22,503

Total operating expenses	301,507	162,281	120,027

Loss from operations	(128,263)	(45,919)	(38,935)
Interest income, net	1,921	108	88
Other expense, net	(1,465)	(482)	(835)

Loss before income taxes	(127,807)	(46,293)	(39,682)
Provision for income taxes	(3,209)	(1,261)	(512)

Net loss	$(131,016)	$(47,554)	$(40,194)

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$831	$148	$49
Cost of professional services revenue	851	507	336
Research and development	3,826	742	634
Sales and marketing	15,475	3,496	2,555
General and administrative	31,823	3,746	2,529

Total stock-based compensation expense	$52,806	$8,639	$6,103

Fiscal Year 2019 Compared to Fiscal Year 2018

Revenue

	Year Ended January 31,
	2019	2018	% Change
	(In thousands)
Subscription revenue	$208,605	$143,542	45%
Professional services revenue	32,037	24,805	29

Total revenue	$240,642	$168,347	43

Total revenue was $240.6 million in fiscal 2019 compared to $168.3 million in fiscal 2018, an increase of $72.3 million, or 43%.

Subscription revenue was $208.6 million, or 87% of total revenue, in fiscal 2019, compared to $143.5 million, or 85% of total revenue, in fiscal 2018. The increase of $65.1 million, or 45%, in subscription revenue was primarily due to additional sales to existing customers, which accounted for approximately 77% of the increase, and a significant increase in sales to new customers, which accounted for approximately 23% of the increase.

Professional services revenue was $32.0 million in fiscal 2019 compared to $24.8 million in fiscal 2018. The increase of $7.2 million, or 29%, in professional services revenue was primarily due to the higher revenue generated from partners and utilization of our professional services employees in fiscal 2019. This also represents a continued decline in professional services revenue as a percentage of total revenue from 15% to 13% primarily due to our strategy of shifting professional services revenue to our partners and a growing partner network.

Cost of Revenue

	Year Ended January 31,
	2019	2018	% Change
	(In thousands)
Cost of subscription revenue	$36,500	$19,927	83%
Cost of professional services revenue	30,898	32,058	(4)

Total cost of revenue	$67,398	$51,985	30

Total cost of revenue was $67.4 million in fiscal 2019 compared to $52.0 million in fiscal 2018, an increase of $15.4 million, or 30%.

Cost of subscription revenue was $36.5 million in fiscal 2019 compared to $19.9 million in fiscal 2018, an increase of $16.6 million, or 83%. The increase in cost of subscription revenue was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $7.7 million, including stock-based compensation, an increase in amortization of capitalized software development costs and intangible assets of $1.7 million, an increase in software licenses to support data servers of $1.5 million, an increase in hosting fees of $1.5 million due primarily to additional servers, an increase in allocated facilities and IT of $1.2 million due to additional leases signed in fiscal 2019, and an increase in depreciation of our servers placed in service in fiscal 2019 of $1.1 million.

Cost of professional services revenue was $30.9 million in fiscal 2019 compared to $32.1 million in fiscal 2018, a decrease of $1.2 million, or 4%. The decrease in cost of professional services revenue was primarily due to our strategy of shifting professional services to our partners.

Gross Profit and Gross Margin

	Year Ended January 31,
	2019	2018	% Change
	(In thousands)
Subscription gross profit	$172,105	$123,615	39%
Professional services gross profit (loss)	1,139	(7,253)	(116)

Total gross profit	$173,244	$116,362	49

Subscription gross margin	83%	86%
Professional services gross margin	4%	(29%)
Total gross margin	72%	69%

Gross profit was $173.2 million in fiscal 2019 compared to $116.4 million in fiscal 2018, an increase of $56.9 million, or 49%. The increase in gross profit was the result of the increases in our subscription revenue primarily due to additional sales to existing customers and the addition of new customers in fiscal 2019.

Gross margin was 72% in fiscal 2019 compared to 69% in fiscal 2018. The increase in gross margin was primarily due to the increase in subscription revenue, which generates a significantly higher gross margin than our professional services revenue, as a percentage of total revenue, and an increase in our professional services gross margins. Beginning in the fourth quarter of our fiscal 2018, we redeployed certain employees from our Customer Success team to the Sales and Marketing team as part of our overall strategy to transition more services to partners. Our gross margins can fluctuate from quarter to quarter as a result of the achievement of payment milestones in our professional services arrangements, and the requirements, complexity, and timing of our customers’ implementation projects that can vary significantly.

Operating Expenses

	Year Ended January 31,
	2019	2018	% Change
	(In thousands)
Operating expense:
Research and development	$48,998	$30,908	59%
Sales and marketing	176,323	100,654	75
General and administrative	76,186	30,719	148

Total operating expenses	$301,507	$162,281	86

Research and Development

Research and development expenses were $49.0 million in fiscal 2019 compared to $30.9 million in fiscal 2018, an increase of $18.1 million, or 59%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $12.3 million, including an increase in stock-based compensation of $3.6 million mainly related to compensation expense related to our RSUs being recognized upon completion of our IPO, an increase in allocated facilities of $1.6 million due to additional leases signed in fiscal 2019, and an increase in consulting spend of $1.5 million to support our anticipated growth.

Sales and Marketing

Sales and marketing expenses were $176.3 million in fiscal 2019 compared to $100.7 million in fiscal 2018, an increase of $75.6 million, or 75%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $53.3 million, including an increase in stock-based compensation of $12.0 million mainly related to compensation expense related to our RSUs being recognized upon completion of our IPO, an increase in allocated facilities and IT of $7.2 million due primarily to new facility leases in fiscal 2019, and an increase in commission expenses of $5.3 million.

General and Administrative

General and administrative expenses were $76.2 million in fiscal 2019 compared to $30.7 million in fiscal 2018, an increase of $45.5 million, or 148%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $40.5 million, including an increase in stock-based compensation of $28.1 million mainly related to compensation expense related to our RSUs being recognized upon completion of our IPO, and an increase in software licenses of $2.9 million.

Other Income and Expense, Net

	Year Ended January 31,
	2019	2018	% Change
	(In thousands)
Interest income, net	$1,921	$108	1,679%
Other expense, net	(1,465)	(482)	204

Interest Income, net

Interest income, net increased by $1.8 million, or 1,679%, in fiscal 2019. The increase in interest income, net was primarily due to higher average cash and cash equivalents balances in fiscal 2019 compared to fiscal 2018.

Other Expense, net

Other expense, net was a loss of $1.5 million in fiscal 2019 compared to a loss of $0.5 million in fiscal 2018, an increase of $1.0 million, or 204%. The change was primarily due to foreign currencies decreasing in value compared to the U.S. dollar and the related remeasurements during the periods, primarily related to our U.K. operations.

Provision for Income Taxes

	Year Ended January 31,
	2019	2018	% Change
	(In thousands)
Provision for income taxes	$3,209	$1,261	154%

The provision for income taxes was $3.2 million in fiscal 2019 compared to $1.3 million in fiscal 2018, an increase of $1.9 million, or 154%. The increase in provision for income taxes was primarily related to increased income generated from intercompany cost plus arrangements in certain European and Asian countries.

Fiscal Year 2018 Compared to Fiscal Year 2017

Revenue

	Year Ended January 31,
	2018	2017	% Change
	(In thousands)
Subscription revenue	$143,542	$91,416	57%
Professional services revenue	24,805	29,083	(15)

Total revenue	$168,347	$120,499	40

Total revenue was $168.3 million for fiscal 2018 compared to $120.5 million for fiscal 2017, an increase of $47.8 million, or 40%.

Subscription revenue was $143.5 million, or 85% of total revenue, for fiscal 2018, compared to $91.4 million, or 76% of total revenue, for fiscal 2017. The increase of $52.1 million, or 57%, in subscription revenue was primarily due to additional sales to existing customers, which accounted for approximately 61% of the increase, and a significant increase in sales to new customers, which accounted for approximately 39% of the increase.

Professional services revenue was $24.8 million for fiscal 2018 compared to $29.1 million for fiscal 2017. The decrease of $4.3 million, or 15%, in professional services revenue was primarily due to the lower utilization of our professional services employees in fiscal 2018. This also represents a decline in professional services revenue as a percentage of total revenue from 24% to 15% primarily due to increased utilization of a growing partner network and our strategy of shifting professional services revenue to our partners.

Cost of Revenue

	Year Ended January 31,
	2018	2017	% Change
	(In thousands)
Cost of subscription revenue	$19,927	$9,072	120%
Cost of professional services revenue	32,058	30,335	6

Total cost of revenue	$51,985	$39,407	32

Total cost of revenue was $52.0 million for fiscal 2018 compared to $39.4 million for fiscal 2017, an increase of $12.6 million, or 32%.

Cost of subscription revenue was $19.9 million for fiscal 2018 compared to $9.1 million for fiscal 2017, an increase of $10.9 million, or 120%. The increase in cost of subscription revenue was primarily due to an increase in salary and benefits costs related to an increase in headcount of $4.4 million, including stock-based compensation, an increase in consulting and contractor spend of $1.2 million to support our anticipated growth, an increase in amortization of capitalized software development costs and intangible assets of $1.1 million and an increase in software licenses to produce additional functionality of our platform of $0.5 million, depreciation of our servers placed in service in fiscal 2018 of $0.7 million, and an increase in allocated facilities of $0.5 million due to additional leases signed in fiscal 2018.

Cost of professional services revenue was $32.1 million for fiscal 2018 compared to $30.3 million for fiscal 2017, an increase of $1.7 million, or 6%. The relatively small increase in cost of professional services revenue was primarily due to an increase in partner implementation costs due to a growing partner network and the initial implementation of our strategy of shifting professional services to our partners.

Gross Profit and Gross Margin

	Year Ended January 31,
	2018	2017	% Change
	(In thousands)
Subscription gross profit	$123,615	$82,344	50%
Professional services gross profit (loss)	(7,253)	(1,252)	479

Total gross profit	$116,362	$81,092	43

Subscription gross margin	86%	90%
Professional services gross margin	(29%)	(4%)
Total gross margin	69%	67%

Gross profit was $116.4 million for fiscal 2018 compared to $81.1 million for fiscal 2017, an increase of $35.3 million, or 43%. The increase in gross profit is the result of the increases in our subscription revenue due primarily to additional sales to existing customers and the addition of new customers in fiscal 2018.

Gross margin was 69% for fiscal 2018 compared to 67% for fiscal 2017. The increase was due primarily to the increase in subscription revenue which generates a significantly higher gross margin than our professional services revenue. The effect on gross margin of the increase in subscription revenue was partially offset by an increase in the professional services gross loss and the negative gross margin related to the increase in cost of professional services revenue in fiscal 2018 and by a decrease in subscription gross margin. Our gross margins can fluctuate from quarter to quarter as a result of the achievement of payment milestones in our professional services arrangements, and the requirements, complexity, and timing of our customers’ implementation projects that can vary significantly.

Operating Expenses

	Year Ended January 31,
	2018	2017	% Change
	(In thousands)
Operating expense:
Research and development	$30,908	$23,868	29%
Sales and marketing	100,654	73,656	37
General and administrative	30,719	22,503	37

Total operating expenses	$162,281	$120,027	35

Research and Development

Research and development expenses were $30.9 million for fiscal 2018 compared to $23.9 million for fiscal 2017, an increase of $7.0 million, or 29%. The increase was primarily due to an increase in salary and benefits costs related to an increase in headcount of $4.4 million, including stock-based compensation, an increase in consulting and contractor spend of $3.0 million to support our anticipated growth, an increase in allocated facilities of $1.4 million due primarily to new facility leases entered into in fiscal 2018, an increase in hosting fees of $1.1 million for increased cloud services, and an increase of $0.6 million in recruiting costs. The increase in research and development costs was partially offset by an increase in capitalized software development costs of $3.5 million due to a significant increase in development of our core software and a one-time research and development credit in the amount of $1.4 million.

Sales and Marketing

Sales and marketing expenses were $100.7 million for fiscal 2018 compared to $73.7 million for fiscal 2017, an increase of $27.0 million, or 37%. The increase was primarily due to an increase in salary and benefits costs related to an increase in headcount of $14.9 million, including stock-based compensation, a $2.7 million increase in commission expenses recognized in fiscal 2018, an increase in travel related expenses of $2.2 million, and an increase in allocated facilities of $1.0 million due primarily to a new facility lease entered into in fiscal 2018.

General and Administrative

General and administrative expenses were $30.7 million for fiscal 2018 compared to $22.5 million for fiscal 2017, an increase of $8.2 million, or 37%. The increase was primarily due to an increase in salary and benefits costs related to an increase in headcount of $6.5 million, including stock-based compensation, an increase in consulting and contractor spend of $1.9 million, an increase in software licenses of $0.7 million, and an increase in recruiting costs of $0.7 million to support our anticipated growth. The increase was partially offset by restructuring charges of $3.3 million in fiscal 2017 related to severance and other related costs for employees terminated during that period.

Other Income and Expenses

	Year Ended January 31,
	2018	2017	% Change
	(In thousands)
Interest income, net	$108	$88	23%
Other expenses, net	(482)	(835)	(42)

Interest Income, net

Interest income, net increased by $20,000, or 23%, in fiscal 2018 as there were no significant changes to income interest or expense activities during the respective periods.

Other Expense, net

Other expense, net was a loss of $0.5 million in fiscal 2018 compared to a loss of $0.8 million in fiscal 2017, a change of $0.4 million, or 42%. The change was primarily due to currency fluctuations and the related remeasurements during the periods, primarily related to our U.K. operations.

Provision for Income Taxes

	Year Ended January 31,
	2018	2017	% Change
	(In thousands)
Provision for income taxes	$1,261	$512	146%

The provision for income taxes was $1.3 million in fiscal 2018 compared to $0.5 million in fiscal 2017, an increase of $0.7 million, or 146%, primarily related to increased income generated from intercompany cost share arrangements in certain European and Asian countries.

Quarterly Financial Data

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2019 and 2018. The information for each of these eight quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles, or GAAP.

This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	April 30, 2017	July 31, 2017	October 31, 2017	January 31, 2018	April 30, 2018	July 31, 2018	October 31, 2018(1)	January 31, 2019
	(in thousands, except per share data)
Total revenues	$36,745	$41,074	$44,189	$46,339	$51,550	$57,828	$62,014	$69,250
Gross profit	$26,009	$27,625	$28,945	$33,783	$37,518	$41,869	$44,769	$49,088
Loss from operations	$(7,542)	$(8,364)	$(10,237)	$(19,776)	$(25,306)	$(19,948)	$(50,326)	$(32,683)
Net loss	$(8,232)	$(7,747)	$(11,770)	$(19,805)	$(26,181)	$(21,048)	$(51,231)	$(32,556)
Net loss per share, basic and diluted	$(0.50)	$(0.40)	$(0.60)	$(0.97)	$(1.21)	$(0.90)	$(1.11)	$(0.27)

(1)	Refer to “Immaterial Correction of Error” in Note 1 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of January 31, 2019, our principal sources of liquidity were cash and cash equivalents totaling $326.9 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of bank deposits.

In October 2018, we completed our IPO and received aggregate net proceeds of $281.8 million, after underwriting discounts and commissions, and before deducting offering costs of $6.5 million. We also received aggregate proceeds of $20.0 million related to a concurrent private placement, and did not pay any underwriting discounts or commissions with respect to the shares that were sold in this private placement.

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

After the IPO, all of our restricted stock units, or RSUs, vest upon the satisfaction of a service-based vesting condition. Vested RSUs are settled in shares of our common stock. The first settlement event for certain of our RSUs occurred in December 2018, at which time approximately 2.3 million RSUs were settled. We withheld approximately 1.2 million shares of common stock upon settlement in order to satisfy tax withholding obligations. At the time of settlement in December 2018, the value of our common stock was $24.63 per share. Based on an estimated withholding tax rate of approximately 50%, this December 2018 settlement resulted in aggregate withholding obligations of approximately $28.4 million paid by us from our working capital. An additional settlement event for our RSUs will occur no later than April 15, 2019, by which time approximately 0.5 million shares underlying RSUs held by our officers and employees will be vested and settled into shares of our common stock. We currently expect that the average withholding tax rate for the holders of these RSUs will be approximately 50%. Subject to the discretion of our board of directors and certain contractual obligations that require us to withhold shares of common stock in order to satisfy tax withholding obligations at RSU settlement, we have established a policy requiring individuals to sell-to-cover in order to satisfy our tax withholding obligations for such individuals due at settlement. Assuming that the holders of the 0.5 million RSUs sell-to-cover consistent with this policy, approximately 50%, or approximately 0.25 million, of the vested shares would need to be sold on the settlement date.

Loan and Credit Facility Agreements

In April 2018, we entered into a syndicated loan agreement with Wells Fargo to provide a secured revolving credit facility that allows us to borrow up to $40.0 million, subject to an accounts receivable borrowing base, for general corporate purposes through April 2020. Any advances drawn on the credit facility will incur interest at a rate equal to (i) the highest of (A) the prime rate, (B) the federal funds rate plus 0.5% and (C) one-month LIBOR plus 1% less (ii) 0.5%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 30, 2020. There was a $6.0 million reduction of the available credit facility in April 2018 related to letters of credit for certain of our facility leases, which resulted in the simultaneous release of $6.0 million in restricted cash. As of January 31, 2019, the Company had not drawn down any amounts under this agreement.

We granted Wells Fargo a first priority lien in our accounts receivable, all of the issued shares of capital stock and equity interests of our subsidiaries, and other corporate assets and agreed not to pledge our intellectual property to other parties. The loan agreement includes affirmative and negative covenants, including financial covenants requiring: (i) maintenance at all times of minimum tangible net worth, defined as assets, excluding intangible assets, less liabilities of not less than $1; and (ii) maintenance at all times of a ratio of (A) the aggregate of our cash, cash equivalents and net accounts receivable to (B) total current liabilities less current deferred revenue plus revolving credit loans drawn under the loan agreement of not less than $1.50 to $1.00. This syndicated loan agreement was subsequently amended in September 2018. As of January 31, 2019, we were in compliance with all covenants associated with the credit facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2019	2018	2017
	(In thousands)
Net cash used in operating activities	$(45,853)	$(14,501)	$(26,161)
Net cash used in investing activities	(22,519)	(15,366)	(2,371)
Net cash provided by financing activities	279,923	64,724	2,239

Operating Activities

Net cash used in operating activities of $45.9 million for fiscal 2019 was primarily due to a net loss of $131.0 million, partially offset by non-cash charges for stock-based compensation of $52.8 million, depreciation and amortization of $12.9 million, amortization of deferred commissions of $11.7 million, and loss on disposal of property and equipment of $0.6 million. Changes in working capital were favorable to cash flows from operations by $7.1 million primarily due to an increase in the deferred revenue balance of $52.6 million due to increases in sales, and an increase in accounts payable and accrued expenses of $15.5 million due to our growth, partially offset by an increase in deferred commissions of $32.8 million, and increases in accounts receivable, net of $28.5 million.

Net cash used in operating activities of $14.5 million for fiscal 2018 was primarily due to a net loss of $47.6 million, partially offset by non-cash charges for stock-based compensation of $8.6 million, depreciation and amortization of $7.4 million, and amortization of deferred commissions of $7.4 million. Changes in working capital were favorable to cash flows from operations by $9.5 million primarily due to a change in the deferred revenue balance of $32.4 million from our increases in sales and increases in accounts payable and accrued expenses of $8.9 million due to our growth, partially offset by an increase in deferred commissions of $14.8 million and increases in accounts receivable, net of $10.0 million and in prepaid expenses and other current assets of $5.9 million also related to increases in our sales.

Net cash used in operating activities of $26.2 million for fiscal 2017 was primarily due to a net loss of $40.2 million, partially offset by non-cash charges for stock-based compensation of $6.1 million, depreciation and amortization of $4.3 million, and amortization of deferred commissions of $4.8 million. Changes in working capital were unfavorable to cash flows from operations by $1.3 million primarily due to increases in our accounts receivable, net of $16.3 million and deferred commissions of $12.2 million due to increases in sales, partially offset by increases in deferred revenue of $24.2 million also due to increases in sales and an increase in accounts payable and accrued expenses of $5.4 million related to our growth.

Investing Activities

Net cash used in investing activities for fiscal 2019 of $22.5 million was related to purchases of property and equipment of $15.1 million related to our growth and the capitalization of internal-use software of $7.4 million as we expanded the platform and increased our development efforts.

Net cash used in investing activities for fiscal 2018 of $15.4 million was related to purchases of property and equipment of $9.6 million related to our growth and the capitalization of internal use software of $5.8 million as we expanded the platform and increased our development efforts.

Net cash used in investing activities for fiscal 2017 of $2.4 million was related to purchases of property and equipment of $2.8 million and the capitalization of internal use software of $2.2 million, partially offset by maturities in marketable securities of $3.0 million.

Financing Activities

Net cash provided by financing activities for fiscal 2019 of $279.9 million consisted primarily of proceeds of $301.8 million from our IPO and concurrent private placement, $6.2 million in proceeds from the exercise of stock options, and $1.9 million from the repayment of promissory notes, partially offset by $28.4 million taxes paid related to net share settlement of equity awards, and $1.6 million principal payment on capital lease obligations.

Net cash provided by financing activities for fiscal 2018 of $64.7 million consisted of net proceeds of $59.9 million from the issuance of Series F convertible preferred stock, $3.3 million in proceeds from the exercise of stock options, and $1.5 million from the repayment of promissory notes.

Net cash provided by financing activities for fiscal 2017 of $2.2 million consisted primarily of $1.9 million in proceeds from the exercise of stock options.

Commitments and Contractual Obligations

The following table summarizes our non-cancelable contractual obligations as of January 31, 2019:

		Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
			(In thousands)
Operating lease obligations	$57,618	$10,994	$15,599	$14,598	$16,427
Capital lease obligations	14,559	5,438	8,735	386	-
Non-cancellable purchase obligations	20,443	8,615	7,828	4,000	-

Total	$92,620	$25,047	$32,162	$18,984	$16,427

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. Purchase orders issued in the ordinary course of business are not included in the table above, as these purchase orders represent authorizations to purchase rather than binding agreements and are generally fulfilled within short time periods.

Off-Balance Sheet Arrangements

Through January 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

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

Revenue Recognition

We recognize revenue from contracts with customers using the five-step method described in Note 1 of the notes to our consolidated financial statements included elsewhere in this Form 10-K. At contract inception we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We combine contracts entered into at or near the same time with the same customer if we determine that the contracts are negotiated as a package with a single commercial objective; the amount of consideration to be paid in one contract depends on the price or performance of the other contract; or the services promised in the contracts are a single performance obligation.

Our performance obligations consist of (i) subscription and support services and (ii) professional and other services. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on their relative standalone selling price. We determine standalone selling price, or SSP, for all our performance obligations using observable inputs, such as standalone sales and historical contract pricing. SSP is consistent with our overall pricing objectives, taking into consideration the type of subscription services and professional and other services. SSP also reflects the amount we would charge for that performance obligation if it were sold separately in a standalone sale, and the price we would sell to similar customers in similar circumstances.

In general, we satisfy the majority of our performance obligations over time as we transfer the promised services to our customers. We review the contract terms and conditions to evaluate the timing and amount of revenue recognition; the related contract balances; and our remaining performance obligations. We also estimate the number of hours expected to be incurred based on an expected hours approach that considers historical hours incurred for similar projects based on the types and sizes of customers. These evaluations require significant judgment that could affect the timing and amount of revenue recognized.

Deferred Commissions

We capitalize sales commissions that are considered to be incremental to the acquisition of customer contracts, which are then amortized over an estimated period of benefit. To determine the period of benefit of our deferred commissions, we evaluate the type of costs incurred, the nature of the related benefit, and the specific facts and circumstances of our arrangements. We determine the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration our initial estimated customer life and the technological life of the platform and related significant features. We determine the period of benefit for commissions on renewal subscription contracts by considering the average contractual term for renewal contracts. We evaluate these assumptions on a quarterly basis and periodically review whether events or changes in circumstances have occurred that could impact the period of benefit.

Stock-Based Compensation

Stock-based compensation expense is measured based on the fair value of the awards granted, and recognized in the consolidated financial statements over the requisite service period for stock options, restricted stock units (RSUs), and stock purchase rights (SPRs), and over the offering period for purchase rights issued under the ESPP.

We also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors.

Stock Options

The fair value of a stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized, net of forfeitures, over the requisite service periods of the awards, which is generally four years.

Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the fair value of our underlying common stock, expected term of the option, expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions and estimates are as follows:

•

Fair Value of Common Stock.    Prior to our IPO, our board of directors determined the fair value of our common stock using various valuation methodologies, including valuation analyses performed by third-party valuation firms. After our IPO, we use the publicly quoted market closing price as reported on the New York Stock Exchange as the fair value of our common stock.

•	Risk-Free Interest Rate. We base the risk-free interest rate for the expected term of the options on the U.S. Treasury yield curve in effect at the time of the grant.

•

Expected Term.    We determine the expected term using the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award, as we do not have sufficient historical data relating to stock-option exercises.

•

Expected Volatility.    As there was no public market for our common stock prior to our IPO, we have limited information on the volatility of our common stock. Accordingly, the expected volatility for our common stock was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry which are either similar in size, stage of life cycle or financial leverage, over a period equivalent to the expected term of the awards.

•

Expected Dividend Yield.    We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. As a result, we use an expected dividend yield of zero.

The Black-Scholes assumptions used in evaluating our awards are as follows:

	Year Ended January 31,
	2019	2018	2017
Risk-free interest rate	2.68% - 3.00%	1.88% - 2.54%	1.28% - 2.18%
Expected term (years)	6.06 - 6.26	6.08	5.25 - 6.08
Expected volatility	37.0% - 37.8%	38.0% - 41.6%	41.7% - 44.2%
Dividend yield	-	-	-

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Restricted Stock Units

RSUs granted under the 2012 Stock Plan (2012 Plan) vest upon the satisfaction of both a service condition and a liquidity condition. Both the service and liquidity conditions must be met for the expense to be recognized. The liquidity condition was satisfied upon completion of our IPO, and we recognized an expense of $29.9 million in the three months ended October 31, 2018 for the portion of the RSUs that had met the service condition as of such date. Expense related to these RSUs is recognized using the tranche-by-tranche method.

RSUs granted under the 2018 Equity Incentive Plan (2018 Plan) vest solely upon the satisfaction of a service condition. Expense related to these RSUs is recognized using the straight-line attribution method.

As of January 31, 2019, unrecognized stock-based compensation cost related to outstanding unvested RSUs that are expected to vest was $78.1 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Stock Purchase Rights

SPRs have been issued in exchange for recourse promissory notes that have been deemed to be non-substantive in nature. The rights are accounted for as option awards with the related stock-based compensation recognized over the vesting period of the awards.

The related stock-based compensation is based on the fair value of the awards determined using the Black-Scholes option-pricing model and the assumptions are determined similarly to those noted in the option discussion above for each of the fair value of our underlying common stock, expected term of the option, expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock.

We have not granted any SPRs since fiscal 2017.

Recent Accounting Pronouncements

See “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, and Singapore Dollar. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for fiscal 2019, 2018 and 2017.

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of January 31, 2019, we had cash and cash equivalents of $326.9 million, which consisted primarily of bank deposits. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material impact on our operating results for fiscal 2019, 2018 and 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by this Item 8 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Financial Data” in Item 7 of this Annual Report on Form 10-K and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Anaplan, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Anaplan, Inc. and subsidiaries (the Company) as of January 31, 2019 and 2018, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, effective February 1, 2018, using the full retrospective transition method.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

San Francisco, California

March 29, 2019

ANAPLAN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of January 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$326,863	$110,898
Accounts receivable, net of allowances for doubtful accounts of $842 and $592 as of January 31, 2019 and 2018, respectively	92,597	66,061
Deferred commissions, current portion	15,827	9,101
Prepaid expenses and other current assets	13,377	12,014

Total current assets	448,664	198,074
Property and equipment, net	43,340	18,321
Deferred commissions, net of current portion	35,063	21,568
Restricted cash	-	6,128
Other noncurrent assets	1,702	2,656

TOTAL ASSETS	$528,769	$246,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,182	$6,417
Accrued expenses	52,570	26,685
Deferred revenue, current portion	149,611	101,047

Total current liabilities	208,363	134,149
Deferred revenue, net of current portion	1,232	239
Other noncurrent liabilities	11,696	720

TOTAL LIABILITIES	221,291	135,108

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 25,000 and 73,620 shares authorized as of January 31, 2019 and 2018, respectively; 0 and 73,610 shares issued and outstanding as of January 31, 2019 and 2018, respectively	-	7
Common stock, par value of $0.0001 per share; 1,750,000 and 140,000 shares authorized as of January 31, 2019 and 2018, respectively; 126,246 and 29,947 shares issued and outstanding as of January 31, 2019 and 2018, respectively	12	3
Accumulated other comprehensive loss	(3,036)	(1,982)
Additional paid-in capital	653,738	325,831
Accumulated deficit	(343,236)	(212,220)

TOTAL STOCKHOLDERS’ EQUITY	307,478	111,639

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$528,769	$246,747

The accompanying notes are an integral part of these consolidated financial statements.

ANAPLAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended January 31,
	2019	2018	2017
Revenue:
Subscription revenue	$208,605	$143,542	$91,416
Professional services revenue	32,037	24,805	29,083

Total revenue	240,642	168,347	120,499
Cost of revenue:
Cost of subscription revenue	36,500	19,927	9,072
Cost of professional services revenue	30,898	32,058	30,335

Total cost of revenue	67,398	51,985	39,407
Gross profit	173,244	116,362	81,092
Operating expenses:
Research and development	48,998	30,908	23,868
Sales and marketing	176,323	100,654	73,656
General and administrative	76,186	30,719	22,503

Total operating expenses	301,507	162,281	120,027

Loss from operations	(128,263)	(45,919)	(38,935)
Interest income, net	1,921	108	88
Other expense, net	(1,465)	(482)	(835)

Loss before income taxes	(127,807)	(46,293)	(39,682)
Provision for income taxes	(3,209)	(1,261)	(512)

Net loss	(131,016)	(47,554)	(40,194)

Comprehensive loss:
Foreign currency translation adjustments	(1,054)	846	(2,517)

Comprehensive loss	$(132,070)	$(46,708)	$(42,711)

Net loss per share attributable to common stockholders, basic and diluted	$(2.46)	$(2.51)	$(2.92)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	53,328	18,956	13,774

The accompanying notes are an integral part of these consolidated financial statements.

ANAPLAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Convertible					Accumulated Other Comprehensive Loss	Accumulated Deficit
	Preferred				Additional Paid-in			Total Stockholders’ Equity
	Stock		Common Stock
	Shares	Amount	Shares	Amount	Capital
Balance at January 31, 2016	68,155	$7	26,636	$2	$243,665	$(311)	$(124,472)	$118,891
Stock-based compensation	-	-	-	-	6,325	-	-	6,325
Repayment of promissory notes, net of early exercises	-	-	-	-	304	-	-	304
Net issuance of restricted common stock	-	-	369	-	-	-	-	-
Exercise of stock options, net of repurchases and early exercises	-	-	1,622	-	1,935	-	-	1,935
Net loss	-	-	-	-	-	-	(40,194)	(40,194)
Foreign currency translation adjustments	-	-	-	-	-	(2,517)	-	(2,517)

Balance at January 31, 2017	68,155	7	28,627	2	252,229	(2,828)	(164,666)	84,744
Issuance of Series F convertible preferred stock, net of issuance costs of $119	5,455	-	-	-	59,881	-	-	59,881
Stock-based compensation	-	-	-	-	8,802	-	-	8,802
Repayment of promissory notes, net of early exercises	-	-	-	-	1,534	-	-	1,534
Repurchase of restricted common stock	-		(950)	-	-	-	-	-
Exercise of stock options, net of repurchases and early exercises	-	-	2,270	1	3,309	-	-	3,310
Net loss	-	-	-	-	-	-	(47,554)	(47,554)
Foreign currency translation adjustments	-	-	-	-	-	846	-	846
Other	-	-	-	-	76	-	-	76

Balance at January 31, 2018	73,610	7	29,947	3	325,831	(1,982)	(212,220)	111,639
Conversion of Series B convertible preferred stock	(4)	-	4	-	-	-	-	-
Issuance of common stock upon initial public offering, net of issuance costs	-	-	19,001	2	295,284	-	-	295,286
Conversion of preferred stock	(73,606)	(7)	73,606	7	-	-	-	-
Stock-based compensation	-	-	-	-	53,385	-	-	53,385
Repayment of promissory notes, net of early exercises	-	-	-	-	1,603	-	-	1,603
Exercise of stock options, net of repurchases and early exercises	-	-	2,482	-	6,020	-	-	6,020
Exercise of warrants	-	-	24	-	37	-	-	37
Vesting and settlement of restricted stock units	-	-	1,182	-	-	-	-	-
Taxes paid related to net share settlement of equity awards	-	-	-	-	(28,422)	-	-	(28,422)
Net loss	-	-	-	-	-	-	(131,016)	(131,016)
Foreign currency translation adjustments	-	-	-	-	-	(1,054)	-	(1,054)

Balance at January 31, 2019	-	$-	126,246	$12	$653,738	$(3,036)	$(343,236)	$307,478

The accompanying notes are an integral part of these consolidated financial statements.

ANAPLAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(131,016)	$(47,554)	$(40,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,937	7,399	4,324
Amortization of deferred commissions	11,709	7,409	4,822
Stock-based compensation	52,806	8,639	6,103
Loss on disposal of property and equipment	582	71	38
Changes in operating assets and liabilities:
Accounts receivable, net	(28,542)	(9,982)	(16,316)
Prepaid expenses and other current assets	(1,439)	(5,853)	(956)
Other noncurrent assets	702	(1,176)	(630)
Deferred commissions	(32,813)	(14,765)	(12,169)
Accounts payable and accrued expenses	15,544	8,948	5,365
Deferred revenue	52,604	32,413	24,168
Other noncurrent liabilities	1,073	(50)	(716)

Net cash used in operating activities	(45,853)	(14,501)	(26,161)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,122)	(9,565)	(2,787)
Capitalized internal-use software	(7,397)	(5,801)	(2,184)
Acquisitions, net of cash acquired		-	(400)
Maturities of marketable securities		-	3,000

Net cash used in investing activities	(22,519)	(15,366)	(2,371)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts and commissions	281,813	-	-
Proceeds from issuance of common stock in private placement	20,000	-	-
Proceeds from issuance of preferred stock, net of issuance costs	-	59,881	-
Proceeds from exercise of stock options	6,209	3,309	1,935
Proceeds from repayment of promissory notes	1,914	1,534	304
Payment of exercise of warrants	37	-	-
Taxes paid related to net share settlement of equity awards	(28,422)	-	-
Principal payments on capital lease obligations	(1,628)	-	-

Net cash provided by financing activities	279,923	64,724	2,239
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,714)	1,264	(2,835)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	209,837	36,121	(29,128)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Beginning of period	117,026	80,905	110,033

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - End of period	$326,863	$117,026	$80,905

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$279	$5	$4

Cash paid for income taxes	$582	$445	$258

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in purchases of property and equipment included in liabilities	$1,435	$(724)	$1,740

Capital leases for property and equipment	$12,600	$-	$-

Deferred offering costs not paid	$213	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANAPLAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IPO and Private Placement

In October 2018, the Company completed its IPO of 17,825,000 shares of its common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share. The Company received net proceeds of $281.8 million after deducting underwriting discounts and commissions. In connection with the IPO:

•	all of the shares of preferred stock outstanding automatically converted into an aggregate of 73,605,861 shares of the Company’s common stock;

•

the outstanding warrant to purchase 10,454 shares of preferred stock automatically converted into a warrant to purchase 10,454 shares of the Company’s common stock, and such warrant was subsequently exercised; and

•

certain investors purchased 1,176,466 shares of the Company’s common stock in a private placement at $17.00 per share. The Company received aggregate proceeds of $20.0 million and did not pay any underwriting discounts or commissions with respect to the shares that were sold in this private placement.

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

Immaterial Correction of Error

During the fourth quarter of fiscal 2019, the Company identified an error in stock-based compensation expense for the three and nine months ended October 31, 2018 related to the attribution of stock-based compensation with respect to certain restricted stock units containing double-trigger vesting conditions. The Company had incorrectly recognized expense using a straight-line attribution method rather than on a tranche-by-tranche basis for certain awards with a performance condition, resulting in an understatement of stock-based compensation expense of $13.3 million for the three and nine months ended October 31, 2018. The resulting correction increased research and development, sales and marketing, and general and administrative expenses for the three and nine months ended October 31, 2018 by $0.5 million, $2.9 million, and $9.9 million, respectively. This increased loss from operations, loss before income taxes, and net loss by $13.3 million in the three and nine months ended October 31, 2018, and increased net loss per share attributable to common stockholders – basic and diluted by $0.29 per share and $0.44 per share for the three and nine months ended October 31, 2018, respectively. Additional paid-in capital and accumulated deficit also each increased by $13.3 million as of October 31, 2018 resulting in a net nil impact to total stockholders’ equity. This correction did not impact the total grant date fair value of these awards, revenue, or total cash flows provided by (used in) operating, investing, or financing activities. Management does not believe that this error and related correction were material to the condensed consolidated financial statements taken as a whole.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the determination of revenue recognition, the fair value of stock awards issued, and the allowance for doubtful accounts. Actual results could differ from those estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable consolidated balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity. Foreign currency transaction losses were $1.4 million, $0.4 million and $0.8 million for fiscal 2019, 2018, and 2017, respectively, and are included in other expense, net in the consolidated statements of comprehensive loss.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are stated at fair value. Restricted cash represents cash held to collateralize lease obligations.

Fair Value Measurement

The Company’s financial instruments, other than cash and restricted cash, consists principally of accounts receivable and accounts payable of which the fair value approximates the carrying value of these financial instruments because of their short-term nature.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which is two or three years for all property and equipment, excluding leasehold improvements. Leasehold improvements are amortized using the straight-line method over the shorter of 10 years or the remaining lease term.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. There were no material impairment charges recognized related to long-lived assets during fiscal 2019, 2018, and 2017.

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

The Company markets its subscription and services in the United States and in foreign countries through its direct sales force and partners. No customer accounted for more than 10% of total revenue for fiscal 2019, 2018, and 2017, or more than 10% of total accounts receivable as of January 31, 2019 and 2018.

Segment Information

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

Revenue by geographical region can be found in the revenue recognition disclosures later in Note 1. As of January 31, 2019 and 2018, substantially all of the Company’s long-lived assets were located in the United States.

Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s customers’ financial condition, the amount of any receivables in dispute, and the current receivables aging and current payment terms. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified.

Revenue Recognition

The Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, effective February 1, 2018, using the full retrospective transition method. Accordingly,

the Company has presented the consolidated financial statements for fiscal 2018 and 2017 as if this guidance had been effective as of the beginning of fiscal 2017. The adoption of the new guidance did not have a significant change on the Company’s revenue during all periods presented. However, the adoption of the new guidance did impact the Company’s commission expense recognized during each period presented, resulting in decreases from $10.7 million and $9.5 million to $7.4 million and $4.8 million during fiscal 2018 and 2017, respectively, which was recognized in sales and marketing expense. The cumulative effect of the adoption of the new guidance on the Company’s opening accumulated deficit as of February 1, 2016 resulted in a change from $129.8 million to $124.5 million.

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

Disaggregation of Revenue

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud-based application:

	Year Ended January 31,
	2019		2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(In thousands, except percentage data)
Americas	$141,595	59%	$101,867	61%	$76,667	64%
EMEA	78,868	33	53,123	32	35,437	29
APAC	20,179	8	13,357	7	8,395	7

Total	$240,642	100%	$168,347	100%	$120,499	100%

The United States and the United Kingdom were the only two countries that represented more than 10% of the Company’s revenues in any period, comprised of $136.8 million and 57%, $98.5 million and 59%, and $74.7 million and 62% for the United States in fiscal 2019, 2018, and 2017, respectively, and $32.3 million and 13%, $23.1 million and 14%, and $17.0 million and 14% for the United Kingdom in fiscal 2019, 2018, and 2017, respectively.

Contract Balances

Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $0.4 million and $0.1 million as of January 31, 2019 and 2018, respectively, which were included within prepaid expenses and other current assets on the consolidated balance sheets.

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a contract. The current portion of deferred revenue balances are recognized over the following 12-month period. The amount of revenue recognized in fiscal 2019, 2018, and 2017 that was included in deferred revenue at the beginning of each period was $101.0 million, $65.6 million, and $41.6 million, respectively.

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

The following table represents a rollforward of the Company’s deferred commissions:

	As of January 31,
	2019	2018
	(In thousands)
Beginning balance	$30,669	$22,742
Additions to deferred commissions	33,060	14,765
Amortization of deferred commissions	(11,709)	(7,409)
Foreign currency translation effect of deferred commissions	(1,130)	571

Ending balance	$50,890	$30,669

Deferred commissions, current portion (to be recognized in next 12 months)	15,827	9,101
Deferred commissions, net of current portion	35,063	21,568

Total deferred commissions	$50,890	$30,669

Remaining Performance Obligation

As of January 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $440.0 million, which consists of both billed consideration in the amount of $150.8 million and unbilled consideration in the amount of $289.2 million that the Company expects to recognize as subscription revenue. The Company expects to recognize 53% of this amount as revenue in the fiscal year ending January 31, 2020 and 98% over the three years ending January 31, 2022.

The Company applied a practical expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less.

Cost of Revenue

Cost of Subscription Revenue

Cost of subscription revenue primarily consists of costs related to providing cloud applications, compensation and other employee-related expenses for data center staff, payments to outside service providers, customer service, data center and networking expenses, depreciation expenses, and amortization of capitalized software development costs.

Cost of Professional Services Revenue

Cost of professional services primarily consists of costs related to providing implementation services, optimization services, and training, and includes compensation and other employee-related expenses for professional services staff, costs of subcontractors, and travel.

Advertising Costs

Advertising costs are expensed as incurred in sales and marketing expense and amounted to $15.1 million, $11.0 million, and $9.6 million for fiscal 2019, 2018, and 2017, respectively.

Stock-Based Compensation

Prior to the IPO, the Company’s board of directors determined the fair value of its common stock using various valuation methodologies, including valuation analyses performed by third-party valuation firms. After the IPO, the Company uses the publicly quoted market closing price as reported on the New York Stock Exchange as the fair value of its common stock.

The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, stock purchase rights (SPRs), restricted stock units (RSUs), and the purchase rights issued under the 2018 Employee Stock Purchase Plan (ESPP), based on the estimated grant-date fair value of the award. The Company calculates the fair value of options, SPRs, and the purchase rights issued under ESPP using the Black-Scholes option-pricing model and the related expense is recognized using the straight-line attribution approach. The vesting period is the period the employee is required to provide service in exchange for the award.

The Company’s RSUs granted under the 2012 Stock Plan (2012 Plan) vest upon the satisfaction of both a service condition and a liquidity condition. Both the service and liquidity conditions must be met for the expense to be recognized. The liquidity condition was satisfied upon the IPO, and the Company recognized an expense of $29.9 million in the three months ended October 31, 2018 for the portion of the RSUs that had met the service condition as of such date.

The Company’s RSUs granted after the IPO under the 2018 Equity Incentive Plan (2018 Plan) vest upon the satisfaction of a service condition and do not have a corresponding liquidity condition.

As of January 31, 2019, unrecognized stock-based compensation cost related to outstanding unvested RSUs that are expected to vest was $78.1 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Stock-based compensation expense includes the impact of estimated forfeitures, and has been allocated between cost of revenue and operating expense lines based on the cost category of the respective award holders.

Income Taxes

Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company records a valuation allowance to reduce its deferred tax assets to the net amount that the Company believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company has considered its historical levels of income, expectations of future taxable income and ongoing tax planning strategies. Because of the uncertainty of the realization of the deferred tax assets, the Company has recorded a valuation allowance against substantially all deferred tax assets. Realization of its deferred tax assets is dependent primarily upon future U.S. and U.K. taxable income.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Capitalized Software Development Costs

The Company capitalizes software development costs in connection with its cloud-based business modeling and planning software application, as well as certain projects for internal use, as incurred. Qualifying computer software costs that are incurred during the application development stage are capitalized. The Company capitalized $8.1 million, $5.8 million, and $2.3 million related to software costs incurred during fiscal 2019, 2018, and 2017, respectively. Capitalized software costs are amortized on a straight-line basis over its estimated useful life, which is generally two to three years, in cost of subscription revenue.

Leases and Asset Retirement Obligations

The Company categorizes leases at their inception as either operating or capital leases. In certain lease agreements, the Company may receive rent holidays and other incentives. For operating leases, the Company recognizes lease costs on a straight-line basis once control of the space is achieved, without regard to deferred payment terms such as rent holidays that defer the commencement date of required payments. Additionally, incentives received are treated as a reduction of costs over the term of the agreement.

The Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated retirement costs.

Deferred Offering Costs

Deferred offering costs consist primarily of accounting, legal, and other fees related to the Company’s IPO. Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets in the consolidated balance sheets. After the IPO, all deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds in the consolidated balance sheets. As of January 31, 2019 and 2018, there were $6.5 million and $1.1 million of offering costs, respectively.

Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers all series of convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of the convertible preferred stock do not have a contractual obligation to share in the losses of the Company. Under the two-class method, net income would be attributed to common stockholders and participating securities based on their participation rights.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders adjusts basic net loss per share for the potentially dilutive impact of convertible preferred stock, stock options, restricted stock units, stock repurchase rights, convertible preferred stock warrants, and common stock warrants. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

Recently Issued Accounting Pronouncements

In February 2016 and July 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02 “Leases”, ASU 2018-10 “Codification Improvements to Topic 842, Leases”, and ASU 2018-11 “Leases (Topic 842): Targeted Improvements”, which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The new guidance requires that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The Company expects to adopt the guidance starting February 1, 2019 using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Company expects to elect certain practical expedients permitted under the transition guidance within the new guidance, which allows it to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. The Company also expects to elect not to use the hindsight practical expedient in determining the lease term and impairment of the right-of-use (ROU) assets and to elect to keep leases with an initial term of 12 months or less off of its consolidated balance sheet. The Company expects to elect not to separate lease and non-lease components for all classes of underlying assets. The Company is finalizing its evaluation of the impacts that the adoption of this accounting guidance will have on its consolidated financial statements, and estimates approximately $36 million to $44 million of additional ROU for assets and liabilities to be recognized in its consolidated balance sheet upon adoption.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of credit Losses on Financial Instruments”, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for fiscal year beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact.

In August 2018, the FASB issued ASC 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The new guidance amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain costs as if the arrangement were an internal-use software project. The guidance will be effective for fiscal year beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company expects to early adopt the guidance starting February 1, 2019 using a prospective transition approach. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes several aspects of the accounting for share-based payment award transactions, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, classification of employee taxes paid on the statement of cash flows when the employer withholds shares for tax-withholding purposes, as well as expected term and intrinsic value estimates for nonpublic entities. The Company adopted the guidance on February 1, 2018, and elected to continue to estimate its forfeiture rate. The adoption of this standard had no material impact on the Company’s consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the guidance starting February 1, 2018 and retrospectively revised the prior period cash flow from investing activities, beginning cash balance, and ending cash balance to reflect the change in presentation of restricted cash. Other than the change in the presentation in the accompanying consolidated statements of cash flows, the adoption of this standard had no effect on the Company’s consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award are subject to the guidance on modification accounting. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share-based payment award are the same immediately before and after a change to the terms or conditions of the award. The Company adopted the guidance on February 1, 2018. The adoption of this standard had no material impact on the Company’s consolidated financial statements and disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. The Company adopted the guidance starting February 1, 2018. The adoption of the new standard had no material impact on the Company’s consolidated financial statements and disclosures.

(2) Consolidated Balance Sheet Components

Property and Equipment, net

Property and equipment consisted of the following:

	As of January 31,
	2019	2018
	(In thousands)
Computer and office equipment	$37,990	$19,273
Leaseold improvements	11,823	2,722
Internal-use software	17,810	9,603
Construction in progress	1,041	2,077

Property and equipment, gross	68,664	33,675
Less: accumulated depreciation	(25,324)	(15,354)

Property and equipment, net	$43,340	$18,321

Depreciation expense was $12.7 million, $7.2 million, and $4.1 million for fiscal 2019, 2018, and 2017, respectively.

As of January 31, 2019, total property and equipment financed under capital leases was $14.2 million, net of accumulated amortization of $1.3 million. For fiscal 2019, amortization expense related to property and equipment financed under capital leases was $1.3 million. No property and equipment was financed under capital leases in fiscal 2018.

Accrued Expenses

Accrued expenses consisted of the following:

	As of January 31,
	2019	2018
	(In thousands)
Vendor accruals	$6,237	$5,180
Accrued commission	10,000	3,938
Accrued bonuses	11,759	5,243
Accrued other payroll liabilities	10,112	5,164
Current portion of capital lease obligations	4,512	-
Accrued other	9,950	7,160

Accrued expenses	$52,570	$26,685

(3) Bank Borrowing

In June 2015, the Company entered into a loan and security agreement with Comerica that allowed it to borrow up to $20.0 million through June 19, 2019. Any advances drawn on the agreement would incur interest at the LIBOR plus additional interest between 2.5% and 3.25% and was required to be repaid with interest only payments in arrears with the principal due upon maturity of the agreement. In April 2018, in conjunction with entering into the Wells Fargo loan agreement, the Company terminated the loan and security agreement with Comerica.

In April 2018, the Company entered into a syndicated loan agreement with Wells Fargo to provide a secured revolving credit facility that allows the Company to borrow up to $40.0 million, subject to an accounts receivable borrowing base, for general corporate purposes through April 2020. Any advances drawn on the credit facility will incur interest at a rate equal to (i) the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1% less (ii) 0.5%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 30, 2020. There was a $6.0 million reduction of the available credit facility in April 2018 related to letters of credits for certain facility leases which resulted in the simultaneous release of $6.0 million in restricted cash. This syndicated loan agreement was subsequently amended in September 2018. As of January 31, 2019, the Company had not drawn down any amounts under this agreement. The Company was in compliance with the financial covenants contained in the agreement as of January 31, 2019.

(4) Commitments and Contingencies

Operating Leases

The Company leases certain facilities under operating leases that expire from fiscal 2019 to 2028. Rent expense for all facilities during fiscal 2019, 2018, and 2017 was $11.4 million, $5.7 million, and $3.4 million, respectively.

Future minimum payments related to operating leases as of January 31, 2019 are as follows:

Amount
(In thousands)
Year ended January 31,
2020	$10,994
2021	8,534
2022	7,065
2023	7,256
2024	7,342
2025 and thereafter	16,427

Total future minimum payments	$57,618

Capital Leases

In fiscal 2019, the Company entered into capital leases to finance equipment.

Future minimum payments related to the capital lease as of January 31, 2019 are as follows:

Amount
(In thousands)
Year ended January 31,
2020	$5,438
2021	5,366
2022	3,369
2023	386

Total future minimum payments	$14,559

Indemnifications

The Company delivers its application over the Internet as a subscription service using a SaaS model. Each subscription is subject to the terms of the contractual arrangement with the customer and generally includes certain provisions for holding the customer harmless against and indemnifying the customer for costs, damages, losses, liabilities, and expenses arising from claims that the Company’s software infringes upon a copyright, trademark, or other trade secret rights, and third-party claims arising from the Company’s breach of the contract.

The Company has not incurred any expense in defense or reimbursement of any of its customers for losses related to indemnification provisions, and no material claims against the Company are outstanding as of January 31, 2019 and 2018. The Company’s exposure under these indemnification provisions is generally capped at a fixed amount in many customer agreements and uncapped in others. Due primarily to the lack of history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement, the Company has determined that potential costs related to indemnification are not probable or estimable and, as such, has not recorded a reserve for fiscal 2019, 2018, or 2017.

Warranties

The Company provides a warranty for the implementation services it performs for its subscription services to its customers for a period of 30 days after completion of the services. The Company’s services are generally warranted to conform to the specifications set forth in the related customer contract and published documentation. In the event there is a failure of such warranties, the Company generally will correct the problem or provide a reasonable workaround or replacement product. If the Company cannot correct the problem or provide a workaround or replacement product, then the customer’s remedy is generally limited to termination of the contractual arrangement related to the nonconforming product services with a refund of the related fees paid. Accordingly, no amounts have been recorded.

Legal Matters

The Company is a party to various legal proceedings and claims, which arise in the ordinary course of business. As of January 31, 2019 and 2018, the Company determined that there was not at least a reasonable possibility that it had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such proceedings.

(5) Common Stock and Employee Stock Plans

As of January 31, 2019, the Company was authorized to issue 1,750,000,000 shares of common stock. Shares were reserved for future issuance as follows:

As of January 31, 2019
(In thousands)
Outstanding stock options	14,986
Outstanding restricted stock units	10,894
Outstanding stock purchase rights	4,776
Shares available for future issuances under the 2018 Stock Plan	13,411
Shares available for future issuances under the 2018 ESPP	2,700

Total	46,767

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

In connection with the IPO, the 2012 Plan was terminated and the number of shares of common stock reserved under the 2012 Plan that were not issued or subject to outstanding awards under the 2012 Plan on the IPO date were transferred to the 2018 Plan. As of January 31, 2019, options to purchase and RSUs to convert to a total of 24.6 million shares of common stock were outstanding under the 2012 Plan pursuant to their original terms and no shares were available for future grant.

2018 Stock Plan

In October 2018, the Company adopted the 2018 Plan, which became effective on October 11, 2018 and serves as the successor to the Company’s 2012 Plan, and provides various forms of equity incentive awards to the Company’s officers, employees and consultants at the discretion of the Board of Directors. The awards have varying terms, but generally vest over four years, and are issued at the fair value of the shares of common stock on the date of grant.

As of January 31, 2019, options to purchase and RSUs to convert to a total of 1.2 million shares of common stock were outstanding under the 2018 Plan. On the first day of each fiscal year of the Company during the term of the 2018 Plan, commencing on February 1, 2019 and ending on (and including) February 1, 2028, the aggregate number of common shares that may be issued under the 2018 Plan shall automatically increase by a number equal to the least of (a) 5% of the total number of common shares issued and outstanding on the last day of the preceding fiscal year, (b) 7,500,000 of common shares, or (c) a number of common shares determined by the Company’s board of directors.

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

The Company accounted for the stock purchase rights under ESPP at the grant date (first day of the offering period) by valuing each purchase period separately. The Black-Scholes assumptions used to value the ESPP are as follows:

Year Ended January 31, 2019
ESPP:
Risk-free interest rate	2.51% - 2.69%
Expected term (years)	0.69 - 1.19
Expected volatility	32.5% - 34.9%
Expected dividend yield	-

Stock Purchase Rights (SPRs) with Recourse Notes

SPRs have been issued in exchange for recourse promissory notes with the aggregate price of the underlying shares as the principal amount. The promissory notes are collateralized by the related common stock, and bear annual interest according to the table below. Repayment is due between four and 12 years from the date of the promissory notes or earlier in certain circumstances. In addition, any proceeds from the sale of shares purchased with the notes must be applied to repay the outstanding note receivable balance. The Company has a right to repurchase the shares if the employee’s service period is not fulfilled or upon termination of employment at the original per share issuance price. The right of repurchase lapses over an employee service period which is typically four years with 25% vesting on the first anniversary of the vesting commencement date and 1/48 each month thereafter. The Company deemed all employee recourse promissory notes to be non-substantive in nature and therefore the notes are not reflected in the consolidated balance sheets and consolidated statements of stockholders’ equity. Rather, the note issuances and the share purchases are accounted for as share option grants, with the related share-based compensation measured using the Black-Scholes option-pricing model and recognized over the vesting periods.

There were no SPRs issued in fiscal 2019 or 2018. Information related to SPRs issued in fiscal 2017 is as follows:

Year Ended
January 31, 2017
Recourse promissory notes:
SPRs issued (in thousands)	608
Notes principal amount (in thousands)	$2,789
Annual interest rate	1.18%
Terms (years)	7

Certain promissory notes are structured such that they are full-recourse with respect to 51% of the initial principal plus any accrued and unpaid interest, and non-recourse with respect to the remaining 49%. As the Company only has partial recourse under the promissory notes, and the underlying shares are subject to repurchase, the Company deemed the purchase of shares with the notes to be non-substantive. As such, the accounting for the partial-recourse notes is consistent with the recourse notes as discussed above.

Information related to SPRs issued related to the partial-recourse promissory notes is as follows:

Year Ended
January 31, 2017
Partial-recourse promissory notes:
SPRs issued (in thousands)	250
Notes principal amount (in thousands)	$1,148
Annual interest rate	1.41%
Terms (years)	6

Shares underlying the SPRs are presented as outstanding on the consolidated balance sheets and consolidated statements of stockholders’ equity as the shares have voting and dividend rights and are thus considered legally outstanding. However, 4.8 million, 8.8 million, and 12.6 million of these underlying shares for fiscal 2019, 2018, and 2017, respectively, have been excluded from the respective net loss per share calculations because the shares are considered contingently issuable and subject to repurchase.

The Black-Scholes assumptions used to value the SPRs at the grant dates are as follows:

Year Ended January 31, 2017
SPRs:
Fair value of common stock	$4.76 - $4.81
Risk-free interest rate	0.00% - 0.10%
Expected term (years)	4.02 - 4.57
Expected volatility	43.1% - 44.2%
Expected dividend yield	-

The methodology used in determining the underlying common stock fair value and expected volatility for the SPRs is similar to those used for the grants of stock options.

A summary of the SPR activities for fiscal 2019 are as follows:

	Number of SPRs	Weighted-Average Exercise Price
	(In thousands)
Nonvested SPRs as of January 31, 2018	675
Granted	-
Vested	(269)	$4.59
Repurchased	-

Nonvested SPRs as of January 31, 2019	406

The weighted-average grant date fair value of SPRs granted during fiscal 2017 was $1.75.

During fiscal 2018, the Company recorded stock-based compensation of $0.5 million related to the accelerated vesting of certain SPRs for one former director.

During fiscal 2019, 2018, and 2017, the Company recorded stock-based compensation expense of $0.6 million, $1.4 million, and $1.5 million, respectively, related to the SPRs.

As of January 31, 2019, unrecognized stock-based compensation costs related to outstanding unvested SPRs that are expected to vest was $0.6 million, which is expected to be recognized over a weighted-average period of 1.1 years.

Share Repurchase

During fiscal 2019, 2018, and 2017, the Company repurchased approximately 0.2 million unvested shares from one employee, 1.0 million unvested shares from two employees and 0.9 million unvested shares from three employees, respectively. The share repurchases took place upon termination of employment by cancelling the principal balance of the related note, plus any accrued interest from the date of purchase related to the unvested portion.

Stock Options and Restricted Stock Units

Stock options can be granted with an exercise price equal to or greater than the stock’s fair value at the date of grant. Most awards have 10-year terms and vest and become exercisable at a rate of 25% on the first anniversary of the vesting commencement date and 1/48th each month thereafter. Options granted may include provisions for early exercisability.

The Black-Scholes assumptions used to value the employee options at the grant dates are as follows:

	Year Ended January 31,
	2019	2018	2017
Stock Options:
Fair value of common stock	$7.12 - $25.10	$ 5.38 - $6.14	$ 4.59 - $4.83
Risk-free interest rate	2.68% - 3.00%	1.88% - 2.54%	1.28% - 2.18%
Expected term (years)	6.06 - 6.26	6.08	5.25 - 6.08
Expected volatility	37.0% - 37.8%	38.0% - 41.6%	41.7% - 44.2%
Expected dividend yield	-	-	-

These assumptions and estimates were determined as follows:

•

Fair Value of Common Stock.    Prior to the IPO, the Company’s board of directors determined the fair value of its common stock using various valuation methodologies, including valuation analyses performed by third-party valuation firms. After the IPO, the Company uses the publicly quoted market closing price as reported on the New York Stock Exchange as the fair value of its common stock.

•	Risk-Free Interest Rate. The risk-free interest rate for the expected term of the options was based on the U.S. Treasury yield curve in effect at the time of the grant.

•

Expected Term.    The expected term was estimated using the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award, as the Company does not have sufficient historical data relating to stock-option exercises.

•

Expected Volatility.    As there was no public market for the Company’s common stock prior to IPO, the Company has limited information on the volatility of its common stock. Accordingly, the expected volatility for the Company was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in the Company’s industry which are either similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards.

•

Expected Dividend Yield.    The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero was used.

A summary of stock option and RSU activities for fiscal 2019 is as follows:

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except percentage data)
Balance as of January 31, 2018	8,073	15,815	$4.41	7.75	$27,294	5,249	$5.38
Shares authorized	13,818	-	-	-	-	-	-
Options granted	(3,904)	3,904	9.73	-	-	-	-
Options exercised	-	(2,652)	2.34	-	-	-	-
Options forfeited	2,081	(2,081)	5.69	-	-	-	-
Shares repurchased	170	-	-	-	-	-	-
RSUs granted	(8,334)	-	-	-	-	8,334	14.14
RSUs vested	-	-	-	-	-	(2,336)	5.31
Shares withheld related to net share settlement of RSUs	1,154	-	-	-	-	-	-
RSUs forfeited	353	-	-	-	-	(353)	8.15

Balance as of January 31, 2019	13,411	14,986	$5.99	7.92	$380,673	10,894	$12.01

Exercisable as of January 31, 2019		6,524	$4.19	6.88	$177,447	-	-

Vested and expected to vest as of January 31, 2019		13,868	$5.82	7.84	$354,608	9,041	-

The total intrinsic value of the options exercised during fiscal 2019, 2018, and 2017 was $24.2 million, $8.9 million, and $6.0 million, respectively. The intrinsic value is calculated as the difference between the current fair value of the underlying common stock and the exercise price of the stock option.

There were no options early exercised with recourse promissory notes in fiscal 2019. During fiscal 2018, an employee early exercised 0.2 million options with a full-recourse promissory note. During fiscal 2017, a director early exercised 0.4 million options with a partial-recourse promissory note. The unvested shares are subject to a repurchase right held by the Company at the original purchase price. As discussed in the Stock Purchase Rights with Recourse Notes section above, the notes issuances and share purchase are accounted for as share option grants, with the related share-based compensation measured using the Black-Scholes option-pricing model and recognized over the shares’ vesting periods.

The weighted-average grant date fair value of options granted during fiscal 2019, 2018, and 2017 was $5.48, $2.41, and $2.03, respectively.

As of January 31, 2019, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $25.8 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The RSUs granted under the 2012 Plan vest upon the satisfaction of both a service condition and a liquidity condition. Both the service and liquidity conditions must be met for the expense to be recognized. The liquidity condition was satisfied upon the IPO, and the Company recognized an expense of $29.9 million in the three months ended October 31, 2018 for the portion of the RSUs that had met the service condition as of such date.

The RSUs granted after the IPO under the 2018 Plan solely vest upon the satisfaction of a service condition.

As of January 31, 2019, unrecognized stock-based compensation cost related to outstanding unvested RSUs that are expected to vest was $78.1 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Stock-Based Compensation

The stock-based compensation expense, net of estimated forfeitures, by line item in the accompanying consolidated statements of comprehensive loss is summarized as follows:

	Year Ended January 31,
	2019	2018	2017
	(In thousands)
Cost of subscription revenue	$831	$148	$49
Cost of professional services revenue	851	507	336
Research and development	3,826	742	634
Sales and marketing	15,475	3,496	2,555
General and administrative	31,823	3,746	2,529

Total stock-based compensation expense	$52,806	$8,639	$6,103

The Company’s estimated forfeiture rate is based on accumulated historical forfeiture data.

The Company’s capitalized stock-based compensation expense that was included in research and development expense was $0.6 million, $0.2 million, and $0.1 million during fiscal 2019, 2018, and 2017, respectively.

(6) Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or a liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

–	Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

–

Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

–

Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The Company did not hold any assets or liabilities that are measured at fair value on a recurring basis as of January 31, 2019 or 2018 and there were no transfers into or out of Level 1, Level 2, or Level 3 during fiscal 2019, 2018, and 2017.

(7) Restructuring Reserves

During fiscal 2017, the Board of Directors approved a world-wide restructuring plan in order to re-balance staffing levels and reduce operating expenses to better align them with the evolving needs of the business. The restructuring plan included a reduction of approximately 25 positions, with a total charge of approximately $3.3 million related to employee termination costs which were included within general and administrative expense on the consolidated statements of comprehensive loss. The restructuring plan was completed by January 31, 2017.

(8) Income Taxes

The components of the loss before income taxes were as follows:

	Year Ended January 31,
	2019	2018	2017
	(In thousands)
Domestic	$(89,375)	$(20,382)	$(19,214)
Foreign	(38,432)	(25,911)	(20,468)

Total	$(127,807)	$(46,293)	$(39,682)

The provision for income taxes was as follows:

	Year Ended January 31,
	2019	2018	2017
	(In thousands)
Current:
Federal	$-	$-	$-
State	244	10	29
Foreign	2,078	1,069	357

Total current income tax expense	2,322	1,079	386

Deferred:
Federal	$-	$-	$-
State	-	-	-
Foreign	887	182	126

Total deferred income tax expense	887	182	126

Total provision for income tax	$3,209	$1,261	$512

A reconciliation of the U.S. federal statutory tax rate to the Company’s provision for income taxes was as follows:

	Year Ended January 31,
	2019	2018	2017
	(In thousands)
U.S. federal taxes at statutory tax rate	$(26,841)	$(15,229)	$(13,492)
State taxes, net of federal benefit	(3,413)	(790)	(1,075)
Stock-based compensation	(431)	1,653	2,114
Change in valuation allowance	32,828	(7,711)	9,653
Foreign income taxed at various rates	1,984	4,002	2,980
U.S. Tax Reform	-	19,736	-
Other	(918)	(400)	332

Total	$3,209	$1,261	$512

Significant components of net deferred tax assets are as follows:

	As of January 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Net operating losses	$74,040	$51,343
Stock-based compensation	12,529	1,075
Accruals and reserves	3,531	1,908
Depreciation and amortization	156	-

Gross deferred tax assets	90,256	54,326

Valuation allowance	(79,739)	(46,911)
Deferred tax liabilities:
Depreciation and amortization	-	(718)
Accruals and reserves	(528)	-
Deferred commissions	(11,022)	(7,045)

Gross deferred tax liabilities	(11,550)	(7,763)

Total net deferred tax liabilities	$(1,033)	$(348)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not that the deferred tax assets will not be realized; accordingly, a valuation allowance has been established on U.S. and U.K. net deferred tax assets. The valuation allowance increased $32.8 million for fiscal 2019 and decreased $7.7 million for fiscal 2018.

As of January 31, 2019, the Company has net operating loss carryforwards for federal income tax purposes of $224.9 million available to reduce future income subject to income taxes. The federal net operating loss carryforwards will begin to expire, if not utilized, in fiscal 2029. In addition, the Company has $71.1 million and $69.6 million of net operating loss carryforwards available to reduce future taxable income subject to California state income taxes and all other applicable state jurisdictions, respectively. The California net operating loss carryforwards will begin to expire, if not utilized, in fiscal 2031 through fiscal 2039. The other states’ net operating loss carryforwards will begin to expire at various dates beginning in fiscal 2025 through fiscal 2039, if not utilized. The U.K. net operating loss carryforwards of $94.0 million do not expire.

The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986 and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. If these specified events occur or have occurred, the Company may lose some or all of the tax benefits of these carryforwards. The extent of such limitations for prior years, if any, has not yet been determined.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Reform Act). The Tax Reform Act reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Company had recorded the estimated effects of the Tax Reform Act in its fiscal 2018 tax provision pursuant to Staff Accounting Bulletin No. 118 (SAB 118) issued by SEC. In its fourth quarter of fiscal 2019, the Company finalized the accounting for the Tax Reform Act and did not record any measurement period adjustments. In addition, the Company computed its fiscal 2019, 2018, and 2017 provision with the tax rate of 21%, 33% and 34%, respectively.

The Company does not have any uncertain tax positions as of January 31, 2019 and does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next 12 months.

The Company files income tax returns for U.S. federal income tax, several U.S. states, and other foreign jurisdictions. The Company’s most significant tax jurisdictions are the United States and the United Kingdom. The Company’s tax years for 2009 and forward are subject to examination by the federal tax authorities. The Company’s tax years for 2009 and forward are subject to examination by the state tax authorities. The Company’s tax years for 2011 and forward are subject to examination by the foreign tax authorities. The Company is not currently under examination for income tax in any jurisdiction.

(9) Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended January 31,
	2019	2018	2017
	(In thousands, except per share data)
Numerator:
Net loss	$(131,016)	$(47,554)	$(40,194)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	53,328	18,956	13,774
Net loss per share attributable to common stockholders, basic and diluted	($2.46)	($2.51)	($2.92)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of January 31,
	2019	2018	2017
	(In thousands)
Convertible preferred stock	-	73,610	68,155
Stock options	14,986	15,815	12,201
Stock repurchase rights	4,776	8,789	12,649
Restricted stock units	10,894	5,249	4,875
Unvested shares subject to repurchase	24	-	-
Convertible preferred stock warrants	-	10	10
Common stock warrants	-	14	14

Total	30,680	103,487	97,904

(10) Employee Benefit Plans

On January 1, 2013, the Company initiated a savings and retirement plan for employees. The Company’s employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. The plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax-deferred salary deductions and alternative investment options.

Employees may contribute up to 90% of their salary up to the statutory prescribed annual limit. The Company also has a defined-contribution retirement plan that covers substantially all employees in the United Kingdom, Singapore, the Netherlands, France, Sweden, Belgium, India, Japan, Austria, and Australia. The Company matches employees’ contributions to the U.S. 401(k) plan, subject to certain limitations. The Company also matches at varying percentages of income, voluntarily or within a statutory scheme, for employees in the countries listed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter ended January 31, 2019, a material weakness in internal control over financial reporting was identified relating to an error in the accounting for stock-based compensation expense with respect to certain of our restricted stock units granted prior to our IPO. The error was corrected through an immaterial correction relating specifically to stock-based compensation expense in the three months ended October 31, 2018, as described in Note 1 of the notes to the consolidated financial statements. Management remediated this material weakness during the quarter ended January 31, 2019, by enhancing and adding additional review controls over non-standard share based payment awards.

Except for the foregoing, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2019 and is incorporated herein by reference.

We have adopted a Code of Conduct and Ethics that applies to all officers, directors and employees, which is available on our Website. The Internet address for our Website is investors.anaplan.com, and the Code of Conduct and Ethics may be found from our main Web page by clicking first on “Investor Center,” in the “About” menu, next on “Governance,” next on “Governance Documents” and then on “Code of Conduct and Ethics.”

We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our Website, at the Internet address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as a part of this Form 10-K:

(a) Financial Statements

(b) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is included in the Financial Statements or in the notes thereto.

(c) Exhibits

The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.					X

3.2	Amended and Restated Bylaws of Registrant.					X

4.1	Amended and Restated Investors’ Rights Agreement, dated November 21, 2017, by and among the Registrant and the parties thereto.	S-1	333-227355	4.1	September 14, 2018

10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-227355	10.1	October 1, 2018

10.2#	2012 Stock Plan and forms of agreements thereunder.	S-1	333-227355	10.2	September 14, 2018

10.3#	The Registrant’s 2018 Equity Incentive Plan, including form agreements.	S-8	333-227798	99.2	October 12, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.4#	Severance and Change in Control Agreement, dated as of September 28, 2018, by and between the Registrant and Frank Calderoni.	S-1/A	333-227355	10.4	October 1, 2018

10.5#	Severance and Change in Control Agreement, dated as of July 16, 2018, by and between the Registrant and Steven Birdsall.	S-1	333-227355	10.5	September 14, 2018

10.6#	Severance and Change in Control Agreement, dated as of September 9, 2018, by and between the Registrant and David H. Morton, Jr.	S-1	333-227355	10.16	September 14, 2018

10.7#	The Registrant’s 2018 Employee Stock Purchase Plan.	S-1/A	333-227355	10.7	October 1, 2018

10.8#	Confirmatory Employment Letter, dated September 28, 2018, between the Registrant and Frank Calderoni.	S-1/A	333-227355	10.8	October 1, 2018

10.9#	Employment Agreement, dated September 9, 2018, between the Registrant and David H. Morton, Jr.	S-1	333-227355	10.15	September 14, 2018

10.10#	Confirmatory Employment Letter, dated June 4, 2018, between the Registrant and Steven Birdsall.	S-1	333-227355	10.10	September 14, 2018

10.11#	Form of Stock Option Grant Agreement under Anaplan, Inc.’s 2018 Equity Incentive Plan	10-Q	001-38698	10.10	December 10, 2018

10.12#	Compensation Program for Non-Employee Directors.	S-1/A	333-227355	10.12	October 1, 2018

10.13	Credit Agreement between the Registrant and Wells Fargo, National Association.	S-1/A	333-227355	10.13	October 1, 2018

10.14	Sublease, dated November 9, 2017, by and among the Registrant and athenahealth, Inc.	S-1/A	333-227355	10.14	October 1, 2018

10.15#	Anaplan, Inc. Cash Incentive Plan Agreement	10-Q	001-38698	10.11	December 10, 2018

21.1	List of Subsidiaries of Registrant.	S-1	333-227355	21.1	September 14, 2018

23.1	Consent of Independent Registered Public Accounting Firm.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

24.1	Power of Attorney (contained in the signature page to this registration statement).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Indicates management contract or compensatory plan, contract or agreement.
†

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAPLAN, INC.

By:	/s/ Frank Calderoni
Frank Calderoni Chairman & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Frank Calderoni and David H. Morton, Jr. and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019, or the Annual Report, including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Calderoni Frank Calderoni	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2019

/s/ David H. Morton, Jr. David H. Morton, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2019

/s/ David Chung David Chung	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 29, 2019

/s/ Robert E. Beauchamp Robert E. Beauchamp	Lead Independent Director	March 29, 2019

/s/ Susan L. Bostrom Susan L. Bostrom	Director	March 29, 2019

/s/ Ravi Mohan Ravi Mohan	Director	March 29, 2019

Signature	Title	Date

/s/ Standish O’Grady Standish O’Grady	Director	March 29, 2019

/s/ Sandesh Patnam Sandesh Patnam	Director	March 29, 2019

/s/ Rob Ward Rob Ward	Director	March 29, 2019

/s/ David Conte David Conte	Director	March 29, 2019