Form 10-Q
period 2019-04-30
Anaplan, Inc.
filed 2019-06-10
CIK 1540755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                  to

Commission File Number 001-38698

ANAPLAN, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0897861
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

50 Hawthorne Street

San Francisco, California 94105

(Address of principal executive offices)

(415) 742-8199

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 per value per share	PLAN	New York Stock Exchange

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

Large accelerated filer:	☐	Accelerated filer:	☐

Non-accelerated filer:	☑	Smaller reporting company:	☐

		Emerging growth company:	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 31, 2019, the number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding was 129,162,897.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

ANAPLAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	As of
	April 30, 2019	January 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$332,678	$326,863
Accounts receivable, net of allowances for doubtful accounts of $778 and $842 as of April 30, 2019 and January 31, 2019, respectively	91,830	92,597
Deferred commissions, current portion	17,379	15,827
Prepaid expenses and other current assets	12,802	13,377

Total current assets	454,689	448,664
Property and equipment, net	45,326	43,340
Deferred commissions, net of current portion	37,227	35,063
Operating lease right-of-use assets	36,567	—
Other noncurrent assets	2,174	1,702

TOTAL ASSETS	$575,983	$528,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,538	$6,182
Accrued expenses	57,230	52,570
Deferred revenue, current portion	161,426	149,611
Operating lease liabilities, current portion	7,604	—

Total current liabilities	233,798	208,363
Deferred revenue, net of current portion	738	1,232
Operating lease liabilities, net of current portion	32,136	—
Other noncurrent liabilities	11,449	11,696

TOTAL LIABILITIES	278,121	221,291

Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 25,000 shares authorized as of April 30, 2019 and January 31, 2019; no shares issued and outstanding as of April 30, 2019 and January 31, 2019	—	—
Common stock, par value of $0.0001 per share; 1,750,000 shares authorized as of April 30, 2019 and January 31, 2019; 127,537 and 126,246 shares issued and outstanding as of April 30, 2019 and January 31, 2019	12	12
Accumulated other comprehensive loss	(3,302)	(3,036)
Additional paid-in capital	681,579	653,738
Accumulated deficit	(380,427)	(343,236)

TOTAL STOCKHOLDERS’ EQUITY	297,862	307,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$575,983	$528,769

The information as of January 31, 2019 was derived from the Company’s audited Consolidated Balance Sheet as of January 31, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2019	2018
Revenue:
Subscription revenue	$65,085	$44,921
Professional services revenue	10,745	6,629

Total revenue	75,830	51,550
Cost of revenue:
Cost of subscription revenue	11,091	7,786
Cost of professional services revenue	10,486	6,246

Total cost of revenue	21,577	14,032
Gross profit	54,253	37,518
Operating expenses:
Research and development	15,059	11,691
Sales and marketing	56,290	39,305
General and administrative	20,013	11,828

Total operating expenses	91,362	62,824

Loss from operations	(37,109)	(25,306)
Interest income, net	1,251	89
Other expense, net	(246)	(411)

Loss before income taxes	(36,104)	(25,628)
Provision for income taxes	(1,087)	(553)

Net loss	(37,191)	(26,181)

Comprehensive loss:
Foreign currency translation adjustments	(266)	(72)

Comprehensive loss	$(37,457)	$(26,253)

Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(1.21)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	122,992	21,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2018	73,610	$7	29,947	$3	$325,831	$(1,982)	$(212,220)	$111,639
Conversion of Series B convertible preferred stock	(4)	—	4	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,979	—	—	1,979
Repayment of promissory notes, net of early exercises	—	—	—	—	222	—	—	222
Exercise of stock options, net of repurchases and early exercises	—	—	580	—	1,081	—	—	1,081
Net loss	—	—	—	—	—	—	(26,181)	(26,181)
Foreign currency translation adjustments	—	—	—	—	—	(72)	—	(72)

Balance at April 30, 2018	73,606	$7	30,531	$3	$329,113	$(2,054)	$(238,401)	$88,668

Balance at January 31, 2019	—	$—	126,246	$12	$653,738	$(3,036)	$(343,236)	$307,478
Stock-based compensation	—	—	—	—	16,624	—	—	16,624
Repayment of promissory notes, net of early exercises	—	—	—	—	8,157	—	—	8,157
Exercise of stock options, net of repurchases and early exercises	—	—	722	—	3,060	—	—	3,060
Vesting and settlement of restricted stock units	—	—	569	—	—	—	—	—
Net loss	—	—	—	—	—	—	(37,191)	(37,191)
Foreign currency translation adjustments	—	—	—	—	—	(266)	—	(266)

Balance at April 30, 2019	—	$—	127,537	$12	$681,579	$(3,302)	$(380,427)	$297,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,191)	$(26,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,355	2,428
Amortization of deferred commissions	4,139	2,534
Stock-based compensation	16,302	1,960
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	2,442	—
Loss on disposal of property and equipment	—	457
Changes in operating assets and liabilities:
Accounts receivable, net	278	9,501
Prepaid expenses and other current assets	518	460
Other noncurrent assets	(513)	(1,158)
Deferred commissions	(8,191)	(5,807)
Accounts payable and accrued expenses	6,470	824
Deferred revenue	12,061	5,086
Payments for operating lease liabilities	(2,361)	—
Other noncurrent liabilities	(209)	1,094

Net cash used in operating activities	(1,900)	(8,802)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(922)	(5,753)
Capitalized internal-use software	(2,161)	(1,614)

Net cash used in investing activities	(3,083)	(7,367)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,004	1,081
Proceeds from repayment of promissory notes	9,280	222
Principal payments on finance lease obligations	(1,088)	—

Net cash provided by financing activities	11,196	1,303
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(398)	(607)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	5,815	(15,473)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	326,863	117,026

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$332,678	$101,553

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$65	$2

Cash paid for income taxes	$20	$43

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in purchases of property and equipment included in liabilities	$568	$(5,467)

Finance leases for property and equipment	$2,423	$—

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting and include the accounts of the Company and its wholly owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated balance sheet as of January 31, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of comprehensive loss, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the SEC on March 29, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the determination of revenue recognition, the fair value of stock awards issued, the determination of the period of benefit for deferred commissions, the determination of the incremental borrowing rate used for operating lease liabilities, and the allowance for doubtful accounts. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 of the notes to the consolidated financial statements included in the Company’s Form 10-K filed with the SEC on March 29, 2019. There have been no significant changes to these policies during the three months ended April 30, 2019, except as noted below.

Leases

The Company adopted Accounting Standards Codification Topic 842 (ASC 842), Leases, effective February 1, 2019, using the effective date transition method, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Company elected certain practical expedients permitted under the transition guidance within the new guidance, which allows it to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. The Company also elected not to use the hindsight practical expedient in determining the lease term and impairment of the right-of-use (ROU) assets and elected to keep operating leases with an initial term of 12 months or less off of its condensed consolidated balance sheet. The Company elected not to separate lease and non-lease components for all classes of underlying assets. Adoption of the new standard had a material impact on the Company’s condensed consolidated balance sheets related to the recognition of ROU assets and lease liabilities for operating leases. The adoption had no impact on the Company’s condensed consolidated statements of operations or total cash flows from operations, but had an impact on the changes in operating assets and liabilities within operating cash flow.

The cumulative effect of the changes made to the Company’s condensed consolidated balance sheet as of February 1, 2019 were as follows:

	Classification	Balance at January 31, 2019	ASC 842 Adjustments	Balance at February 1, 2019
		(In thousands)
Assets
Finance lease assets	Property and equipment—net	$14,227	$—	$14,227
Operating lease assets	Operating lease right-of-use assets	—	38,175	38,175
Liabilities
Current:
Finance lease liabilities	Accrued expenses	$4,511	$—	$4,511
Operating lease liabilities	Operating lease liabilities, current portion	—	8,103	8,103
Non-current:
Finance lease liabilities	Other noncurrent liabilities	$8,088	$—	$8,088
Operating lease liabilities	Operating lease liabilities, net of current portion	—	33,164	33,164

The ROU assets are presented net of deferred rent liabilities of $3.1 million as of February 1, 2019 in the accompanying condensed consolidated balance sheet. The adoption had no impact on cash flows other than a change within operating cash flows.

The Company determines if an arrangement is a lease at inception. The company’s lease agreements do not contain any material variable lease payments, any material options to extend or terminate leases, any material residual value guarantees, or any material restrictions or covenants.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. In determining the present value of lease payments, the Company uses its country specific incremental borrowing rate based on the information available at the lease commencement date, including the lease term, for operating leases. Upon adoption, the operating lease ROU asset was valued at the amount of the lease liabilities adjusted for the remaining balance of unamortized lease incentives, prepaid rent, and deferred rent as of January 31, 2019. Upon adoption, finance lease ROU assets and liabilities are recognized based on the carrying amount of the lease assets and lease liabilities. The finance lease ROU asset also includes any remaining unamortized initial direct costs. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of credit Losses on Financial Instruments”, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for fiscal year beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact.

Recently Adopted Accounting Pronouncements

In February 2016 and July 2018, the FASB issued ASU 2016-02 “Leases”, ASU 2018-10 “Codification Improvements to Topic 842, Leases”, and ASU 2018-11 “Leases (Topic 842): Targeted Improvements”, which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The new guidance requires that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The Company adopted the guidance starting February 1, 2019 using a prospective transition approach. The adoption of the new standard resulted in changes to the Company’s accounting policies for lease and resulted in additional disclosures as noted in the leases section.

In August 2018, the FASB issued ASU 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The new guidance amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain costs as if the arrangement were an internal-use software project. The guidance will be effective for fiscal year beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted the guidance starting February 1, 2019 using a prospective transition approach. The adoption of the new standard had no material impact on the Company’s condensed consolidated financial statements and disclosures.

(2) Consolidated Balance Sheet Components

Property and Equipment, net

Property and equipment consisted of the following:

	As of
	April 30, 2019	January 31, 2019
	(In thousands)
Computer and office equipment	$37,522	$37,990
Leasehold improvements	12,004	11,823
Internal-use software	18,331	17,810
Construction in progress	6,454	1,041

Property and equipment, gross	74,311	68,664
Less: accumulated depreciation	(28,985)	(25,324)

Property and equipment, net	$45,326	$43,340

Depreciation expense was $4.3 million and $2.4 million for the three months ended April 30, 2019 and 2018, respectively.

The Company capitalized $2.5 million and $1.7 million in internal-use software in the three months ended April 30, 2019 and 2018, respectively, of which $0.3 million and less than $0.1 million was stock-based compensation expense for each respective period. Amortization of the capitalized internal-use software was $1.3 million and $0.8 million in the three months ended April 30, 2019 and 2018, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	As of
	April 30, 2019	January 31, 2019
	(In thousands)
Vendor accruals	$9,054	$6,237
Accrued commission	6,508	10,000
Accrued bonuses	5,133	11,759
Accrued other payroll liabilities	16,812	10,112
Current portion of finance lease obligations	5,200	4,512
Accrued other	14,523	9,950

Accrued expenses	$57,230	$52,570

(3) Bank Borrowing

In April 2018, the Company entered into a syndicated loan agreement with Wells Fargo to provide a secured revolving credit facility that allows the Company to borrow up to $40.0 million, subject to an accounts receivable borrowing base, for general corporate purposes through April 2020. Any advances drawn on the credit facility will incur interest at a rate equal to (i) the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1% less (ii) 0.5%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 30, 2020. This syndicated loan agreement was subsequently amended in September 2018. As of April 30, 2019 and January 31, 2019, the Company had not drawn down any amounts under this agreement. The Company was in compliance with the financial covenants contained in the agreement as of April 30, 2019 and January 31, 2019.

(4) Leases

The Company leases certain facilities under operating leases that expire from fiscal 2020 to 2028. Starting in fiscal 2019, the Company entered into finance leases to finance equipment.

The components of lease expense were as follows:

Three Months Ended
April 30, 2019
(In thousands)
Operating lease costs	$2,442

Finance lease costs
Amortization of ROU assets	$1,120
Interest on lease liabilities	199

Total finance lease costs	$1,319

Supplemental cash flow information related to leases is as follows:

Three Months Ended
April 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,361
Financing cash outflows from finance leases	1,088

Supplemental balance sheet information related to leases is as follows:

As of April 30, 2019
(In thousands)
Operating leases:

Operating lease ROU assets	$36,567

Operating lease liabilities, current portion	$7,604
Operating lease liabilities, net of current portion	32,136

Total operating lease liabilities	$39,740

Finance leases:
Property and equipment, gross	$16,641
Less: accumulated depreciation	(2,723)

Property and equipment, net	$13,918

Accrued expenses	$5,200
Other noncurrent liabilities	8,652

Total finance lease liabilities	$13,852

Weighted-average lease terms and discount rates are as follows:

	As of April 30, 2019
	Operating leases	Finance leases
Weighted-average remaining lease terms	6.2 years	2.5 years
Weighted-average discount rates	5.8%	6.5%

Future minimum lease payments under operating leases and finance leases as of April 30, 2019 are as follows:

	As of April 30, 2019
	Operating Leases	Finance Leases
	(In thousands)
Years ending January 31, 2020 (remaining 9 months)	$8,187	$4,461
2021	8,512	5,949
2022	7,062	4,092
2023	7,253	512
2024	7,340	—
2025 and thereafter	16,426	—

Total lease payments	54,780	15,014
Less: amount representing interest	(8,150)	(995)
Less: leases executed but not yet commenced	(6,453)	(167)
Less: leases less than 12 months	(437)	—

Total lease liabilities	$39,740	$13,852

Under ASC 840, the previous lease standard, total rent expense under operating leases during the three months ended April 30, 2018 was $2.9 million.

(5) Employee Stock Plans

As of April 30, 2019, the Company was authorized to issue 1,750,000,000 shares of common stock. Shares were reserved for future issuance as follows:

As of April 30, 2019
(In thousands)
Outstanding stock options	13,353
Outstanding restricted stock units	10,619
Outstanding stock purchase rights	563
Shares available for future issuances under the 2018 Stock Plan	20,344
Shares available for future issuances under the 2018 ESPP	3,962

Total	48,841

Stock-Based Compensation

The stock-based compensation expense, net of estimated forfeitures, by line item in the accompanying condensed consolidated statements of comprehensive loss is summarized as follows:

	Three Months Ended April 30,
	2019	2018
	(In thousands)
Cost of subscription revenue	$491	$63
Cost of professional services revenue	492	39
Research and development	1,836	259
Sales and marketing	6,617	885
General and administrative	6,866	714

Total stock-based compensation expense	$16,302	$1,960

The Company’s estimated forfeiture rate is based on accumulated historical forfeiture data.

(6) Fair Value Measurements

The Company did not hold any assets or liabilities that are measured at fair value on a recurring basis as of April 30, 2019 or January 31, 2019 and there were no transfers into or out of Level 1, Level 2, or Level 3 during the three months ended April 30, 2019 or 2018.

(7) Revenue Recognition

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

Disaggregation of Revenue

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud-based application:

	Three Months Ended April 30,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(In thousands, except percentage data)
Americas	$44,886	59%	$30,156	58%
EMEA	24,014	32	17,316	34
APAC	6,930	9	4,078	8

Total	$75,830	100%	$51,550	100%

The United States and the U.K. were the only two countries that represented more than 10% of the Company’s revenue in any period, comprised of $43.3 million and 57%, and $29.1 million and 56% for the United States in the three months ended April 30, 2019 and 2018, respectively, and $9.5 million and 13%, and $7.3 million and 14% for the U.K. in the three months ended April 30, 2019 and 2018, respectively.

Contract Balances

Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $0.2 million and $0.4 million as of April 30, 2019 and January 31, 2019, respectively, which were included within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a contract. The current portion of deferred revenue balances are recognized over the following 12-month period. The amount of revenue recognized in the three months ended April 30, 2019 and 2018 that was included in deferred revenue at the beginning of each period was $55.9 million and $38.1 million, respectively.

Remaining Performance Obligation

As of April 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $473.1 million, which consists of both billed consideration in the amount of $162.2 million and unbilled consideration in the amount of $310.9 million that the Company expects to recognize as subscription revenue. The Company expects to recognize 42% of this amount as revenue in the remainder of fiscal year ending January 31, 2020 and 97% over the three years ending January 31, 2022.

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

(8) Income Taxes

The Company computed its interim provision using the estimated annual effective tax rate. The Company’s income tax expense was $1.1 million and $0.6 million during the three months ended April 30, 2019 and 2018.

(9) Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended April 30,
	2019	2018
	(In thousands, except per share data)
Numerator:
Net loss	$(37,191)	$(26,181)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	122,992	21,587
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(1.21)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of April 30,
	2019	2018
	(In thousands)
Convertible preferred stock	—	73,606
Stock options	13,353	16,113
Stock repurchase rights	563	7,465
Restricted stock units	10,619	6,223
Unvested shares subject to repurchase	10	170
Convertible preferred stock warrants	—	10
Common stock warrants	—	14

Total	24,545	103,601

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

We derive the substantial majority of our revenue from subscriptions for users on our platform. Our initial subscription term is typically two to three years, although some customers commit for shorter periods. We generally bill our customers annually in advance. We also offer professional services, including consulting, implementation, and training, but are increasingly leveraging our partners to provide these services. During the three months ended April 30, 2019 and 2018, subscription revenue was $65.1 million and $44.9 million, respectively, representing a year-over-year subscription revenue growth rate of 45%. During the three months ended April 30, 2019 and 2018, services revenue was $10.7 million and $6.6 million, respectively. Our subscription revenue as a percentage of total revenue was 86% and 87% in the three months ended April 30, 2019 and 2018, respectively.

During the three months ended April 30, 2019 and 2018, our total revenue was $75.8 million and $51.6 million, respectively. Approximately 43% and 44% of our revenue was generated from outside of the United States in the three months ended April 30, 2019 and 2018, respectively. Our net loss was $37.2 million and $26.2 million in the three months ended April 30, 2019 and 2018, respectively.

We believe that our focus on customer success allows us to retain and expand the subscription revenue generated from our existing customers, and is an indicator of the long-term value of our customer relationships for Anaplan as a whole. We track our performance in this area by measuring our dollar-based net expansion rate, which compares our annual recurring revenue from the same set of customers across comparable periods. The dollar-based net expansion rate was 123% as of both of April 30, 2019 and January 31, 2019.

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

The number of customers with greater than $250,000 of annual recurring revenue was 279 and 248 as of April 30, 2019 and January 31, 2019, respectively. While achieving and maintaining incremental sales to existing customers requires increasingly sophisticated and costly sales efforts, the introduction of new features and functionality to our platform, and customers realizing benefits through their initial adoption of our platform, we believe we have significant opportunities to further expand the use of our platform by our existing customers as well as to attract additional large customers.

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

Scaling our sales team.    Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our sales efforts, both domestically and internationally. We have invested and intend to continue to invest aggressively in expanding our direct sales force, particularly in attracting and retaining sales personnel with experience selling to larger enterprises. We are continually hiring significant numbers of sales personnel and our ability to increase our revenue will depend on the new members of our sales force becoming fully productive. In the enterprise market, a customer’s decision to use our platform may be an enterprise-wide decision. These types of sales require us to provide greater levels of education regarding the use and benefits of our platform, which involves substantial time, effort, and costs. We anticipate that our headcount will continue to increase as a result of these investments.

International sales.    Our revenue generated outside of the United States during the three months ended April 30, 2019 and 2018, was approximately 43% and 44%, respectively, of our total revenue. We believe global demand for our platform will continue to increase as organizations experience the benefits that our platform can provide to international enterprises with complex planning needs spanning multiple geographies. Accordingly, we believe there is significant opportunity to grow our international business. We have invested, and plan to continue to invest, ahead of this potential demand in personnel, marketing, and access to data center capacity to support our international growth.

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

Subscription Revenue

Subscription revenue accounted for 86% and 87% for the three months ended April 30, 2019 and 2018, respectively. Subscription revenue is driven primarily by the number of customers, the number of users at each customer, the price of user subscriptions, and renewal rates.

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

Most of our contracts are non-cancellable over the contract term. We had a remaining performance obligation, or backlog, in the amount of $473.1 million and $440.0 million as of April 30, 2019 and January 31, 2019, respectively, consisting of both billed and unbilled consideration.

Because we recognize revenue from subscription fees ratably over the term of the contract, changes in our contracting activity in the near term may not impact our reported revenue until future periods.

Professional Services Revenue

Professional services revenue is generally recognized as the services are rendered for time and material contracts, or on a proportional performance basis for fixed price contracts. The substantial majority of our professional service contracts are on a time and materials basis. Implementations generally take one to six months to complete depending upon the scope of engagement with the customer. Our professional services revenue fluctuates from quarter to quarter as a result of requirements, complexity, and timing of our customers’ implementation projects.

Cost of Revenue

Cost of Subscription Revenue

Cost of subscription revenue primarily consists of costs related to hosting our service. Significant expenses include data center capacity costs, personnel-related costs directly associated with our cloud infrastructure, including salaries and bonuses, benefits, and stock-based compensation, customer support, equipment depreciation, and amortization of internal-use software.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs associated with our executive, finance, legal, and human resources personnel, including salaries and bonuses, benefits, and stock-based compensation expense, professional fees for external legal, accounting and other consulting services, and allocated overhead costs. We expect to increase the size of our general and administrative function to support the growth of our business and to take advantage of the large opportunity in front of us. We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we have incurred, and expect to continue to incur, increased expenses such as insurance, investor relations, and professional services. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over time, although they may fluctuate as a percentage of our total revenue from period to period.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash and cash equivalents.

Other Expense, Net

Other expense, net consists primarily of foreign exchange gains and losses.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal, state, and U.K. deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended April 30,
	2019	2018
	(In thousands)
Revenue:
Subscription revenue	$65,085	$44,921
Professional services revenue	10,745	6,629

Total revenue	75,830	51,550
Cost of revenue:
Cost of subscription revenue (1)	11,091	7,786
Cost of professional services revenue (1)	10,486	6,246

Total cost of revenue	21,577	14,032
Gross profit	54,253	37,518
Operating expenses:
Research and development (1)	15,059	11,691
Sales and marketing (1)	56,290	39,305
General and administrative (1)	20,013	11,828

Total operating expenses	91,362	62,824

Loss from operations	(37,109)	(25,306)
Interest income, net	1,251	89
Other expense, net	(246)	(411)

Loss before income taxes	(36,104)	(25,628)
Provision for income taxes	(1,087)	(553)

Net loss	$(37,191)	$(26,181)

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$491	$63
Cost of professional services revenue	492	39
Research and development	1,836	259
Sales and marketing	6,617	885
General and administrative	6,866	714

Total stock-based compensation expense	$16,302	$1,960

Three Months Ended April 30, 2019 and 2018

Revenue

	Three Months Ended April 30,
	2019	2018	% Change
	(In thousands)
Subscription revenue	$65,085	$44,921	45%
Professional services revenue	10,745	6,629	62

Total revenue	$75,830	$51,550	47

Total revenue was $75.8 million in the three months ended April 30, 2019 compared to $51.6 million in the three months ended April 30, 2018, an increase of $24.2 million, or 47%.

Subscription revenue was $65.1 million, or 86% of total revenue, in the three months ended April 30, 2019, compared to $44.9 million, or 87% of total revenue, in the three months ended April 30, 2018. The increase of $20.2 million, or 45%, in subscription revenue was primarily driven by successfully expanding sales to existing customers and the acquisition of new customers in the three months ended April 30, 2019.

Professional services revenue was $10.7 million in the three months ended April 30, 2019 compared to $6.6 million in the three months ended April 30, 2018. The increase of $4.1 million, or 62%, in professional services revenue was primarily driven by sales of our professional services resulting from the growth of our customer base.

Cost of Revenue

	Three Months Ended April 30,
	2019	2018	% Change
	(In thousands)
Cost of subscription revenue	$11,091	$7,786	42%
Cost of professional services revenue	10,486	6,246	68

Total cost of revenue	$21,577	$14,032	54

Total cost of revenue was $21.6 million in the three months ended April 30, 2019 compared to $14.0 million in the three months ended April 30, 2018, an increase of $7.6 million, or 54%.

Cost of subscription revenue was $11.1 million in the three months ended April 30, 2019 compared to $7.8 million in the three months ended April 30, 2018, an increase of $3.3 million, or 42%. The increase in cost of subscription revenue was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $1.5 million, including stock-based compensation, and an increase in amortization of our finance leases of $0.9 million.

Cost of professional services revenue was $10.5 million in the three months ended April 30, 2019 compared to $6.2 million in the three months ended April 30, 2018, an increase of $4.3 million, or 68%. The increase in cost of professional services revenue was primarily due to an increase in the partner implementation costs related to an increase in partner activity of $2.3 million, and an increase in salary and bonuses, and benefits costs of $1.3 million, including stock-based compensation.

Gross Profit and Gross Margin

	Three Months Ended April 30,
	2019	2018	% Change
	(In thousands)
Subscription gross profit	$53,994	$37,135	45%
Professional services gross profit	259	383	(32)

Total gross profit	$54,253	$37,518	45

Subscription gross margin	83%	83%
Professional services gross margin	2%	6%
Total gross margin	72%	73%

Gross profit was $54.3 million in the three months ended April 30, 2019 compared to $37.5 million in the three months ended April 30, 2018, an increase of $16.8 million, or 45%. The increase in gross profit was the result of the increases in our subscription revenue primarily driven by successfully expanding sales to existing customers and the acquisition of new customers in the three months ended April 30, 2019.

Gross margin was 72% in the three months ended April 30, 2019 compared to 73% in the three months ended April 30, 2018. The decrease in gross margin was primarily due to the decrease in subscription revenue, which generates a significantly higher gross margin than our professional services revenue, as a percentage of total revenue, and a decrease in our professional services gross margins. Our gross margins can fluctuate from quarter to quarter as a result of the requirements, complexity, and timing of our customers’ implementation projects that can vary significantly.

Operating Expenses

	Three Months Ended April 30,
	2019	2018	% Change
	(In thousands)
Operating expense:
Research and development	$15,059	$11,691	29%
Sales and marketing	56,290	39,305	43
General and administrative	20,013	11,828	69

Total operating expenses	$91,362	$62,824	45

Research and Development

Research and development expenses were $15.1 million in the three months ended April 30, 2019 compared to $11.7 million in the three months ended April 30, 2018, an increase of $3.4 million, or 29%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $3.8 million, including an increase in stock-based compensation of $1.6 million, partially offset by a decrease in consulting spend of $1.2 million.

Sales and Marketing

Sales and marketing expenses were $56.3 million in the three months ended April 30, 2019 compared to $39.3 million in the three months ended April 30, 2018, an increase of $17.0 million, or 43%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $14.0 million, including an increase in stock-based compensation of $5.7 million, and an increase in commission expenses of $2.8 million.

General and Administrative

General and administrative expenses were $20.0 million in the three months ended April 30, 2019 compared to $11.8 million in the three months ended April 30, 2018, an increase of $8.2 million, or 69%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $7.7 million, including an increase in stock-based compensation of $6.2 million.

Other Income and Expense, Net

	Three Months Ended April 30,
	2019	2018	% Change
	(In thousands)
Interest income, net	$1,251	$89	1,306%
Other expense, net	(246)	(411)	(40)

Interest Income, net

Interest income, net increased by $1.2 million, or 1,306%, in the three months ended April 30, 2019. The increase in interest income, net was primarily due to higher average cash and cash equivalents balances in the three months ended April 30, 2019 compared to the three months ended April 30, 2018.

Other Expense, net

Other expense, net was a loss of $0.2 million in the three months ended April 30, 2019 compared to a loss of $0.4 million in the three months ended April 30, 2018, a decrease of $0.2 million, or 40%. The change was primarily due to foreign currencies increasing in value compared to the U.S. dollar and the related remeasurements during the periods, primarily related to our U.K. operations.

Provision for Income Taxes

	Three Months Ended April 30,
	2019	2018	% Change
	(In thousands)
Provision for income taxes	$1,087	$553	97%

The provision for income taxes was $1.1 million in the three months ended April 30, 2019 compared to $0.6 million in the three months ended April 30, 2018, an increase of $0.5 million, or 97%. The increase in provision for income taxes was primarily related to increased income generated from intercompany cost plus arrangements in certain European and Asian countries.

Liquidity and Capital Resources

As of April 30, 2019, our principal sources of liquidity were cash and cash equivalents totaling $332.7 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of bank deposits.

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

Loan and Credit Facility Agreements

In April 2018, we entered into a syndicated loan agreement with Wells Fargo to provide a secured revolving credit facility that allows us to borrow up to $40.0 million, subject to an accounts receivable borrowing base, for general corporate purposes through April 2020. Any advances drawn on the credit facility will incur interest at a rate equal to (i) the highest of (A) the prime rate, (B) the federal funds rate plus 0.5% and (C) one-month LIBOR plus 1% less (ii) 0.5%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 30, 2020. There was a $6.0 million reduction of the available credit facility in April 2018 related to letters of credit for certain of our facility leases, which resulted in the simultaneous release of $6.0 million in restricted cash. As of April 30, 2019, the Company had not drawn down any amounts under this agreement.

We granted Wells Fargo a first priority lien in our accounts receivable, all of the issued shares of capital stock and equity interests of our subsidiaries, and other corporate assets and agreed not to pledge our intellectual property to other parties. The loan agreement includes affirmative and negative covenants, including financial covenants requiring: (i) maintenance at all times of minimum tangible net worth, defined as assets, excluding intangible assets, less liabilities of not less than $1; and (ii) maintenance at all times of a ratio of (A) the aggregate of our cash, cash equivalents and net accounts receivable to (B) total current liabilities less current deferred revenue plus revolving credit loans drawn under the loan agreement of not less than $1.50 to $1.00. This syndicated loan agreement was subsequently amended in September 2018. As of April 30, 2019, we were in compliance with all covenants associated with the credit facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(1,900)	$(8,802)
Net cash used in investing activities	(3,083)	(7,367)
Net cash provided by financing activities	11,196	1,303

Operating Activities

Net cash used in operating activities of $1.9 million for the three months ended April 30, 2019 was primarily due to a net loss of $37.2 million, partially offset by non-cash charges for stock-based compensation of $16.3 million, depreciation and amortization of $4.4 million, amortization of deferred commissions of $4.1 million, and amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $2.4 million. Changes in working capital were favorable to cash flows from operations by $8.1 million primarily due to an increase in deferred revenue balance of $12.1 million due to increases in sales, and an increase in accounts payable and accrued expenses of $6.5 million due to our growth, partially offset by an increase in deferred commissions of $8.2 million, and payments for operating lease liabilities of $2.4 million.

Net cash used in operating activities of $8.8 million for the three months ended April 30, 2018 was primarily due to a net loss of $26.2 million, partially offset by amortization of deferred commissions of $2.5 million, depreciation and amortization of $2.4 million, non-cash charges for stock-based compensation of $2.0 million, and loss on disposal of property and equipment of $0.5 million. Changes in working capital were favorable to cash flows from operations by $10.0 million primarily due to a decrease in accounts receivable, net of $9.5 million due to increased customer collections, an increase in our deferred revenue balance of $5.1 million from our increases in sales, and an increase in other noncurrent liabilities of $1.1 million, partially offset by an increase in deferred commissions of $5.8 million, and in other noncurrent assets of $1.2 million.

Investing Activities

Net cash used in investing activities for the three months ended April 30, 2019 of $3.1 million was related to the capitalization of internal-use software of $2.2 million as we expanded the platform and increased our development efforts, and purchases of property and equipment of $0.9 million related to our growth.

Net cash used in investing activities for the three months ended April 30, 2018 of $7.4 million was related to purchases of property and equipment of $5.8 million related to our growth, and the capitalization of internal use software of $1.6 million as we expanded the platform and increased our development efforts.

Financing Activities

Net cash provided by financing activities for the three months ended April 30, 2019 of $11.2 million consisted primarily of proceeds of $9.3 million from the repayment of promissory notes, and $3.0 million in proceeds from the exercise of stock options, partially offset by $1.1 million principal payment on finance lease obligations.

Net cash provided by financing activities for the three months ended April 30, 2018 of $1.3 million consisted of $1.1 million in proceeds from the exercise of stock options, and $0.2 million from the repayment of promissory notes.

Commitments and Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations and commitments during the three months ended April 30, 2019 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 filed with the SEC on March 29, 2019.

Off-Balance Sheet Arrangements

Through April 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

During the three months ended April 30, 2019, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2019 filed with the SEC on March 29, 2019.

Recent Accounting Pronouncements

See “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, and Singapore Dollar. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for the three months ended April 30, 2019 and 2018.

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of April 30, 2019, we had cash and cash equivalents of $332.7 million, which consisted primarily of bank deposits. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material impact on our operating results for the three months ended April 30, 2019 and 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We adopted ASC 842, Leases, on February 1, 2019. As a result of the adoption, changes were made to our processes related to leases and the control activities within them in order to monitor and maintain appropriate controls over financial reporting. There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in each period since inception, including net losses of $131.0 million, $47.6 million, $40.2 million, and $37.2 million, respectively, in fiscal 2019, 2018, 2017, and for the three months ended April 30, 2019. We had an accumulated deficit of $380.4 million at April 30, 2019. Our losses and accumulated deficit reflect the substantial investments we have made to acquire new customers and develop our platform. We expect our operating expenses to increase substantially in the foreseeable future as we make investments and implement initiatives designed to grow our business, including:

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

The market for business planning software is highly competitive, with relatively low barriers to entry for some software or services. Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our platform, as well as adversely affect our business, operating results, and financial condition.

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

We anticipate that we will continue to significantly expand our operations and headcount in the near term, including internationally. We sell our platform to customers in 47 countries and have employees in North America, Europe and Asia. We plan to continue to expand our operations into other countries in the future. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively and execute our business plan. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures, and we will need to ensure that we maintain high levels of customer support. Failure to effectively manage growth and execute our business plan could result in difficulty or delays in increasing the size of our customer base, declines in quality of customer support or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely affect our business performance and results of operations.

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

Our success depends largely upon the continued services of our key executive officers and certain key employees. We rely on our executive officers and key employees in the areas of business strategy, research and development, marketing, sales, services, and general and administrative functions. We have in the past experienced, and from time to time in the future we may experience, changes in our executive management team or key employees resulting from the hiring or departure of executives or key employees, which could disrupt our business. We do not maintain key-man insurance for any member of our senior management team or any other employee. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Conversely, we may terminate the employment of the senior management team and certain key employees, which may subject us to costly and time-consuming litigation and employment claims. Moreover, we may experience high levels of attrition after the expiration of the lock-up period in connection with our initial public offering, or IPO, when employees may receive significant proceeds from sales of our common stock in the public markets. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

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

Our corporate culture promotes an entrepreneurial mindset that has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the core principles that have fueled our growth. We believe that our culture has been and will continue to be a key contributor to our success. We hope to maintain our growth trajectory and will continue to hire aggressively as we expand, especially engineering, research and development and sales personnel. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit we believe we need to support our growth. Moreover, the lock-up period in connection with our IPO expired at the end of the day on April 9, 2019. As a result, many of our existing employees may be able to receive significant proceeds from sales of our common stock in the public markets, which could lead to employee attrition that could adversely impact our culture and employee morale. Our aggressive focus on increasing our headcount and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business and results of operations.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. During the fiscal quarter ended January 31, 2019, a material weakness in internal control over financial reporting was identified relating to an error in the accounting for stock-based compensation expense with respect to certain of our restricted stock units, or RSUs, granted prior to our IPO. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The error was corrected through an immaterial correction relating specifically to stock-based compensation expense in the three and nine months ended October 31, 2018, as described in Note 1 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed on March 29, 2019. We remediated this material weakness during the quarter ended January 31, 2019 by enhancing, and adding additional review controls over non-standard share-based payment awards. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

The market price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in October 2018 at a price of $17.00 per share, our stock price has ranged from $20.95 to $43.87, through May 31, 2019. In addition to factors discussed in this report, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;

•	our operating performance, including key metrics, and the performance of other similar companies;

•

changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•

changes in our financial, operating or other metrics, regardless of whether we consider those metrics as reflective of the current state or long-term prospects of our business, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed, or significantly exceed securities analyst expectations;

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

Substantial blocks of our total outstanding shares may be sold into the market now that the “lock-up” or “market standoff” periods have expired. Substantial sales of shares of our common stock, or the perception that such sales could or will occur, could cause the price of our common stock to decline.

The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market, particularly by our directors, executive officers, or significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares. All of the shares of common stock sold in our IPO are freely tradeable in the United States, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933. The holders of substantially all of the shares outstanding before our IPO were subject to a market standoff agreement with us and/or a “lock-up” agreement entered into with Goldman Sachs & Co. LLC and Morgan Stanley & Co LLC in connection with our IPO. The market standoff and lock-up agreements expired at the end of the day on April 9, 2019, and the shares subject to those agreements became available to be sold on April 10, 2019, subject to compliance with the requirements of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. While shares held by directors, executive officers, and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, shares held by substantially all other stockholders can be freely sold and the price of our common stock could decline as a result of the sale of a significant number of our shares of common stock.

Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares to include their shares in registration statements that we may file for ourselves or our stockholders.

In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or settlement of outstanding restricted stock units will be available for immediate resale in the United States in the open market. The issuance of these shares will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such issuance or conversion could adversely affect prevailing market prices of our common stock.

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

None.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-K	001-38698	3.1	March 29, 2019

3.2	Amended and Restated Bylaws of Registrant.	10-K	001-38698	3.2	March 29, 2019

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†

This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANAPLAN, INC.

	By:	/s/ David H. Morton, Jr.
Date: June 10, 2019		David H. Morton, Jr. Executive Vice President & Chief Financial Officer
(Principal Financial Officer)