Form 10-Q
period 2019-07-31
Anaplan, Inc.
filed 2019-09-09
CIK 1540755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

(415) 742-8199

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	PLAN	New York Stock Exchange

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

As of August 28, 2019, the number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding was 131,827,778.

CAUTIONARY note regarding FORWARD-lOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this report are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.” Forward-looking statements contained in this report include, but are not limited to, statements about:

•	our future performance, including our revenue, costs of revenue, gross profit or gross margin, operating expenses, deferred revenue, billings and remaining performance obligation;
•	our ability to sell our platform to new customers;
•	our ability to retain, and expand use of our platform by, our existing customers;
•	our ability to train our customers and partners to effectively utilize our platform;
•	the sufficiency of our cash and cash equivalents to meet our projected operating requirements;
•	our ability to maintain the security of our platform and comply with privacy laws and regulations;
•	our ability to maintain the availability of our platform;
•	our ability to successfully expand in our existing markets and into new markets;
•	our ability to effectively manage our growth and future expenses;
•	our ability to adapt to rapid technological change;
•	our ability to expand our network of partners;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to comply with modified or new laws, regulations and accounting rules applying to our business, including those concerning collection, processing, and storage of personal information;
•	anticipated income tax rates, tax estimates and tax standards;
•	the attraction and retention of qualified employees and key personnel and the rate of expansion and productivity of our sales force;
•	our anticipated investments in sales and marketing and research and development;
•	our ability to manage changes in foreign currency exchange rates and effectively hedge our foreign currency exposure; and
•	our ability to successfully defend litigation brought against us.

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

PART I

item 1. Financial Statements

ANAPLAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	As of
	July 31,	January 31,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$355,955	$326,863
Accounts receivable, net of allowances for doubtful accounts of $590 and $842 as of July 31, 2019 and January 31, 2019, respectively	81,835	92,597
Deferred commissions, current portion	19,936	15,827
Prepaid expenses and other current assets	17,315	13,377
Total current assets	475,041	448,664
Property and equipment, net	44,682	43,340
Deferred commissions, net of current portion	43,109	35,063
Operating lease right-of-use assets	37,726	—
Other noncurrent assets	1,910	1,702
TOTAL ASSETS	$602,468	$528,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,286	$6,182
Accrued expenses	73,603	52,570
Deferred revenue, current portion	164,904	149,611
Operating lease liabilities, current portion	7,980	—
Total current liabilities	253,773	208,363
Deferred revenue, net of current portion	2,085	1,232
Operating lease liabilities, net of current portion	33,044	—
Other noncurrent liabilities	9,529	11,696
TOTAL LIABILITIES	298,431	221,291
Stockholders' equity:
Preferred stock, par value of $0.0001 per share; 25,000 shares authorized as of July 31, 2019 and January 31, 2019; no shares issued and outstanding as of July 31, 2019 and January 31, 2019	—	—
Common stock, par value of $0.0001 per share; 1,750,000 shares authorized as of July 31, 2019 and January 31, 2019; 131,631 and 126,246 shares issued and outstanding as of July 31, 2019 and January 31, 2019	13	12
Accumulated other comprehensive loss	(1,007)	(3,036)
Additional paid-in capital	726,100	653,738
Accumulated deficit	(421,069)	(343,236)
TOTAL STOCKHOLDERS' EQUITY	304,037	307,478
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$602,468	$528,769

The information as of January 31, 2019 was derived from the Company’s audited Consolidated Balance Sheet as of January 31, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue:
Subscription revenue	$73,598	$49,618	$138,683	$94,539
Professional services revenue	10,942	8,210	21,687	14,839
Total revenue	84,540	57,828	160,370	109,378
Cost of revenue:
Cost of subscription revenue	12,207	8,788	23,298	16,574
Cost of professional services revenue	10,300	7,171	20,786	13,417
Total cost of revenue	22,507	15,959	44,084	29,991
Gross profit	62,033	41,869	116,286	79,387
Operating expenses:
Research and development	16,442	12,158	31,501	23,849
Sales and marketing	63,997	38,617	120,287	77,922
General and administrative	22,801	11,042	42,814	22,870
Total operating expenses	103,240	61,817	194,602	124,641
Loss from operations	(41,207)	(19,948)	(78,316)	(45,254)
Interest income, net	1,339	36	2,590	125
Other income (expense), net	548	(229)	302	(640)
Loss before income taxes	(39,320)	(20,141)	(75,424)	(45,769)
Provision for income taxes	(1,322)	(907)	(2,409)	(1,460)
Net loss	(40,642)	(21,048)	(77,833)	(47,229)
Comprehensive loss:
Foreign currency translation adjustments	2,295	(126)	2,029	(198)
Comprehensive loss	$(38,347)	$(21,174)	$(75,804)	$(47,427)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.90)	$(0.62)	$(2.10)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	129,549	23,338	126,277	22,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Convertible					Accumulated
	Preferred				Additional	Other		Total
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
For the three months ended July 31, 2018
Balance at April 30, 2018	73,606	$7	30,531	$3	$329,113	$(2,054)	$(238,401)	$88,668
Stock-based compensation	—	—	—	—	2,973	—	—	2,973
Repayment of promissory notes, net of early exercises	—	—	—	—	14	—	—	14
Exercise of stock options, net of repurchases and early exercises	—	—	830	—	1,795	—	—	1,795
Net loss	—	—	—	—	—	—	(21,048)	(21,048)
Foreign currency translation adjustments	—	—	—	—	—	(126)	—	(126)
Balance at July 31, 2018	73,606	$7	31,361	$3	$333,895	$(2,180)	$(259,449)	$72,276
For the three months ended July 31, 2019
Balance at April 30, 2019	—	$—	127,537	$12	$681,579	$(3,302)	$(380,427)	$297,862
Stock-based compensation	—	—	—	—	20,371	—	—	20,371
Repayment of promissory notes, net of early exercises	—	—	—	—	3,297	—	—	3,297
Exercise of stock options, net of repurchases and early exercises	—	—	2,653	1	11,765	—	—	11,766
Vesting and settlement of restricted stock units	—	—	812	—	—	—	—	—
Issuance of common stock under employee stock purchase plan			629	—	9,088	—	—	9,088
Net loss	—	—	—	—	—	—	(40,642)	(40,642)
Foreign currency translation adjustments	—	—	—	—	—	2,295	—	2,295
Balance at July 31, 2019	—	$—	131,631	$13	$726,100	$(1,007)	$(421,069)	$304,037
For the six months ended July 31, 2018
Balance at January 31, 2018	73,610	$7	29,947	$3	$325,831	$(1,982)	$(212,220)	$111,639
Conversion of Series B convertible preferred stock	(4)	—	4	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,952	—	—	4,952
Repayment of promissory notes, net of early exercises	—	—	—	—	236	—	—	236
Exercise of stock options, net of repurchases and early exercises	—	—	1,410	—	2,876	—	—	2,876
Net loss	—	—	—	—	—	—	(47,229)	(47,229)
Foreign currency translation adjustments	—	—	—	—	—	(198)	—	(198)
Balance at July 31, 2018	73,606	$7	31,361	$3	$333,895	$(2,180)	$(259,449)	$72,276
For the six months ended July 31, 2019
Balance at January 31, 2019	—	$—	126,246	$12	$653,738	$(3,036)	$(343,236)	$307,478
Stock-based compensation	—	—	—	—	36,995	—	—	36,995
Repayment of promissory notes, net of early exercises	—	—	—	—	11,454	—	—	11,454
Exercise of stock options, net of repurchases and early exercises	—	—	3,375	1	14,825	—	—	14,826
Vesting and settlement of restricted stock units	—	—	1,381	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	629	—	9,088	—	—	9,088
Net loss	—	—	—	—	—	—	(77,833)	(77,833)
Foreign currency translation adjustments	—	—	—	—	—	2,029	—	2,029
Balance at July 31, 2019	—	$—	131,631	$13	$726,100	$(1,007)	$(421,069)	$304,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,833)	$(47,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,073	5,437
Amortization of deferred commissions	8,761	5,166
Stock-based compensation	36,421	4,900
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	4,987	—
Loss on disposal of property and equipment	128	457
Changes in operating assets and liabilities:
Accounts receivable, net	10,213	10,461
Prepaid expenses and other current assets	(4,093)	1,924
Other noncurrent assets	(266)	(2,777)
Deferred commissions	(21,587)	(12,634)
Accounts payable and accrued expenses	23,364	8,423
Deferred revenue	20,529	9,388
Payments for operating lease liabilities	(4,790)	—
Other noncurrent liabilities	(1,712)	789
Net cash provided by (used in) operating activities	3,195	(15,695)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,603)	(12,419)
Capitalized internal-use software	(5,051)	(3,379)
Net cash used in investing activities	(6,654)	(15,798)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	14,739	2,876
Proceeds from repayment of promissory notes	12,148	236
Proceeds from employee stock purchase plan	9,088	—
Principal payments on finance lease obligations	(2,382)	(146)
Net cash provided by financing activities	33,593	2,966
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,042)	(1,541)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	29,092	(30,068)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Beginning of period	326,863	117,026
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - End of period	$355,955	$86,958
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$443	$6
Cash paid for income taxes	$652	$221
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in purchases of property and equipment included in liabilities	$1,126	$2,432
Finance leases for property and equipment	$2,568	$8,228

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

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ending January 31, 2020.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 of the notes to the consolidated financial statements included in the Company’s Form 10-K filed with the SEC on March 29, 2019. There have been no significant changes to these policies during the three and six months ended July 31, 2019, except as noted below.

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

The cumulative effect of the changes made to the Company’s condensed consolidated balance sheet as of February 1, 2019 were as follows:

	Classification	Balance at January 31, 2019	ASC 842 Adjustments	Balance at February 1, 2019
		(In thousands)
Assets
Finance lease assets	Property and equipment - net	$14,227	$—	$14,227
Operating lease assets	Operating lease right-of-use assets	—	38,175	38,175
Liabilities
Current:
Finance lease liabilities	Accrued expenses	$4,511	$—	$4,511
Operating lease liabilities	Operating lease liabilities, current portion	—	8,103	8,103
Non-current:
Finance lease liabilities	Other noncurrent liabilities	$8,088	$—	$8,088
Operating lease liabilities	Operating lease liabilities, net of current portion	—	33,164	33,164

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of credit Losses on Financial Instruments”, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief”, which permits an entity, upon adoption of ASU 2016-13, to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets measured at amortized cost basis. The guidance will be effective for fiscal year beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standards and cannot currently estimate the financial statement impacts.

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

(2) Consolidated Balance Sheet Components

Property and Equipment, net

Property and equipment consisted of the following:

	As of
	July 31, 2019	January 31, 2019
	(In thousands)
Computer and office equipment	$41,897	$37,990
Leasehold improvements	12,283	11,823
Internal-use software	19,162	17,810
Construction in progress	4,850	1,041
Property and equipment, gross	78,192	68,664
Less: accumulated depreciation	(33,510)	(25,324)
Property and equipment, net	$44,682	$43,340

Depreciation expense was $4.7 million and $9.0 million for the three and six months ended July 31, 2019, respectively, and $2.9 million and $5.3 million for the three and six months ended July 31, 2018, respectively.

The Company capitalized $3.3 million and $5.8 million in internal-use software in the three and six months ended July 31, 2019, respectively, of which $0.4 million and $0.7 million was stock-based compensation expense for each respective period. The Company capitalized $1.8 million and $3.5 million in internal-use software in the three and six months ended July 31, 2018, respectively, of which less than $0.1 million and $0.1 million was stock-based compensation expense for each respective period. Amortization of the capitalized internal-use software was $1.3 million and $2.6 million in the three and six months ended July 31, 2019, respectively, and $0.9 million and $1.7 million for the three and six months ended July 31, 2018, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	As of
	July 31, 2019	January 31, 2019
	(In thousands)
Vendor accruals	$9,036	$6,237
Accrued commission	9,567	10,000
Accrued bonuses	11,839	11,759
Accrued other payroll liabilities	26,805	10,112
Current portion of finance lease obligations	5,214	4,512
Accrued other	11,142	9,950
Accrued expenses	$73,603	$52,570

(3) Bank Borrowing

In April 2018, the Company entered into a syndicated loan agreement with Wells Fargo to provide a secured revolving credit facility that allows the Company to borrow up to $40.0 million, subject to an accounts receivable borrowing base, for general corporate purposes through April 2020. Any advances drawn on the credit facility will incur interest at a rate equal to (i) the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1% less (ii) 0.5%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 30, 2020. This syndicated loan agreement was subsequently amended in September 2018. As of July 31, 2019 and January 31, 2019, the Company had not drawn down any amounts under this agreement. The Company was in compliance with the financial covenants contained in the agreement as of July 31, 2019 and January 31, 2019.

(4) Leases

The Company leases certain facilities under operating leases that expire from fiscal 2020 to 2028. Starting in fiscal 2019, the Company entered into finance leases to finance equipment.

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	July 31, 2019	July 31, 2019
	(In thousands)
Operating lease costs	$2,545	$4,987
Finance lease costs
Amortization of ROU assets	$1,414	$2,534
Interest on lease liabilities	244	443
Total finance lease costs	$1,658	$2,977

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Six Months Ended
	July 31, 2019	July 31, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,429	$4,790
Financing cash outflows from finance leases	1,294	2,382

Supplemental balance sheet information related to leases is as follows:

As of July 31, 2019
(In thousands)
Operating leases:
Operating lease ROU assets	$37,726
Operating lease liabilities, current portion	$7,980
Operating lease liabilities, net of current portion	33,044
Total operating lease liabilities	$41,024
Finance leases:
Property and equipment, gross	$16,650
Less: accumulated depreciation	(4,144)
Property and equipment, net	$12,506
Accrued expenses	$5,214
Other noncurrent liabilities	7,180
Total finance lease liabilities	$12,394

Weighted-average lease terms and discount rates are as follows:

	As of July 31, 2019
	Operating Leases	Finance Leases
Weighted-average remaining lease terms	6.1 years	2.3 years
Weighted-average discount rates	5.7%	6.4%

Future minimum lease payments under operating leases and finance leases as of July 31, 2019 are as follows:

	As of July 31, 2019
	Operating Leases	Finance Leases
	(In thousands)
Years ending January 31,
2020 (remaining 6 months)	$5,602	$2,900
2021	8,776	6,000
2022	7,201	4,228
2023	7,398	403
2024	7,518	—
2025 and thereafter	16,502	—
Total lease payments	52,997	13,531
Less: amount representing interest	(7,982)	(1,137)
Less: leases executed but not yet commenced	(3,687)	—
Less: leases less than 12 months	(304)	—
Total lease liabilities	$41,024	$12,394

The Company enters into commitments to lease computer and office equipment for which the timing of the lease payments is not determined until the date of acceptance. As of July 31, 2019, the amounts related to these leases were approximately $2.0 million, which are to be paid over three years after the date of acceptance.

Future minimum lease payments under operating leases and finance leases as of January 31, 2019, prior to the Company’s adoption of the new lease standard, were as follows:

	As of January 31, 2019
	Operating Leases	Finance Leases
	(In thousands)
Years ending January 31,
2020	$10,994	$5,438
2021	8,534	5,366
2022	7,065	3,369
2023	7,256	386
2024	7,342	—
2025 and thereafter	16,427	—
Total future minimum payments	$57,618	$14,559

Under ASC 840, the previous lease standard, total rent expense under operating leases during the three and six months ended July 31, 2018 was $2.7 million and $5.6 million, respectively.

(5) Employee Stock Plans

As of July 31, 2019, the Company was authorized to issue 1,750,000,000 shares of common stock. Shares were reserved for future issuance as follows:

	As of
	July 31, 2019	January 31, 2019
	(In thousands)
Outstanding stock options	10,960	14,986
Outstanding restricted stock units	11,504	10,894
Outstanding stock purchase rights	219	4,776
Shares available for future issuances under the 2018 Stock Plan	18,387	13,411
Shares available for future issuances under the 2018 ESPP	3,334	2,700
Total	44,404	46,767

Stock-Based Compensation

The stock-based compensation expense, net of estimated forfeitures, by line item in the accompanying condensed consolidated statements of comprehensive loss is summarized as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(In thousands)
Cost of subscription revenue	$637	$75	$1,128	$138
Cost of professional services revenue	546	79	1,038	118
Research and development	2,494	277	4,330	536
Sales and marketing	8,184	1,151	14,801	2,036
General and administrative	8,258	1,358	15,124	2,072
Total stock-based compensation expense	$20,119	$2,940	$36,421	$4,900

The Company’s estimated forfeiture rate is based on accumulated historical forfeiture data.

(6) Fair Value Measurements

The Company did not hold any assets or liabilities that are measured at fair value on a recurring basis as of July 31, 2019 or January 31, 2019 and there were no transfers into or out of Level 1, Level 2, or Level 3 during the three and six months ended July 31, 2019 or 2018.

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

Disaggregation of Revenue

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud-based application:

	Three Months Ended July 31,				Six Months Ended July 31,
	2019		2018		2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(In thousands, except percentage data)
Americas	$50,643	60%	$34,053	59%	$95,529	60%	$64,209	59%
EMEA	26,534	31	18,860	33	50,549	31	36,176	33
APAC	7,363	9	4,915	8	14,292	9	8,993	8
Total	$84,540	100%	$57,828	100%	$160,370	100%	$109,378	100%

The United States and the U.K. were the only two countries that represented more than 10% of the Company’s revenue in any period. Revenue in the United States comprised of $48.9 million and 58%, and $92.1 million and 57% in the three and six months ended July 31, 2019, respectively, and $32.9 million and 57%, and $62.0 million and 57% in the three and six months ended July 31, 2018, respectively. Revenue in the U.K. comprised of $10.0 million and 12%, and $19.6 million and 12% in the three and six months ended July 31, 2019, respectively, and $8.1 million and 14%, and $15.4 million and 14% in the three and six months ended July 31, 2018, respectively.

Contract Balances

Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $0.5 million and $0.4 million as of July 31, 2019 and January 31, 2019, respectively, which were included within prepaid expenses and other current assets and other noncurrent assets on the condensed consolidated balance sheets.

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a contract. The current portion of deferred revenue balances are recognized over the following 12-month period. The amount of revenue recognized in the three and six months ended July 31, 2019 that was included in deferred revenue at the beginning of each period was $62.2 million and $97.5 million, respectively. The amount of revenue recognized in the three and six months ended July 31, 2018 that was included in deferred revenue at the beginning of each period was $41.9 million and $67.1 million, respectively.

Remaining Performance Obligation

As of July 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $516.2 million, which consists of both billed consideration in the amount of $167.0 million and unbilled consideration in the amount of $349.2 million that the Company expects to recognize as revenue. The Company expects to recognize 29% of this amount as revenue in the remainder of fiscal year ending January 31, 2020 and 94% between August 1, 2019 and January 31, 2022.

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

(8) Income Taxes

The Company computed its interim provision using the estimated annual effective tax rate. The Company’s income tax expense was $1.3 million and $2.4 million during the three and six months ended July 31, 2019, respectively, and $0.9 million and $1.5 million during the three and six months ended July 31, 2018, respectively.

(9) Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(In thousands, except per share data)
Numerator:
Net loss	$(40,642)	$(21,048)	$(77,833)	$(47,229)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	129,549	23,338	126,277	22,453
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.90)	$(0.62)	$(2.10)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of July 31,
	2019	2018
	(In thousands)
Convertible preferred stock	—	73,606
Stock options	10,960	14,876
Stock repurchase rights	219	7,581
Restricted stock units	11,504	7,411
Unvested shares subject to repurchase	9	—
Convertible preferred stock warrants	—	10
Common stock warrants	—	14
Total	22,692	103,498

(10) Subsequent Events

On August 26, 2019, the Company entered into a definitive share purchase agreement for the acquisition of Mintigo, Inc., (“Mintigo”) an Israel-based artificial intelligence/machine learning (“AI/ML”) company. Mintigo’s AI/ML driven customer engagement platform provides predictive analytics for marketing and sales. The transaction is subject to customary closing conditions but is expected to close in the fourth fiscal quarter ending January 31, 2020.

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

We derive the substantial majority of our revenue from subscriptions for users on our platform. Our initial subscription term is typically two to three years, although some customers commit for shorter periods. We generally bill our customers annually in advance. We also offer professional services, including consulting, implementation, and training, but are increasingly leveraging our partners to provide these services. During the three months ended July 31, 2019 and 2018, subscription revenue was $73.6 million and $49.6 million, respectively, representing a year-over-year subscription revenue growth rate of 48%. During the three months ended July 31, 2019 and 2018, services revenue was $10.9 million and $8.2 million, respectively. Our subscription revenue as a percentage of total revenue was 87% and 86% in the three months ended July 31, 2019 and 2018, respectively. During the six months ended July 31, 2019 and 2018, subscription revenue was $138.7 million and $94.5 million, respectively, representing a year-over-year subscription revenue growth rate of 47%. During the six months ended July 31, 2019 and 2018, services revenue was $21.7 million and $14.8 million, respectively. Our subscription revenue as a percentage of total revenue was 86% in the six months ended July 31, 2019 and 2018.

During the three months ended July 31, 2019 and 2018, our total revenue was $84.5 million and $57.8 million, respectively. Approximately 42% and 43% of our revenue was generated from outside of the United States in the three months ended July 31, 2019 and 2018, respectively. During the six months ended July 31, 2019 and 2018, our total revenue was $160.4 million and $109.4 million, respectively. Approximately 43% of our revenue was generated from outside of the United States in the six months ended July 31, 2019 and 2018. Our net loss was $40.6 million and $21.0 million in the three months ended July 31, 2019 and 2018, respectively, and $77.8 million and $47.2 million in the six months ended July 31, 2019 and 2018, respectively.

We believe that our focus on customer success allows us to retain and expand the subscription revenue generated from our existing customers, and is an indicator of the long-term value of our customer relationships for Anaplan as a whole. We track our performance in this area by measuring our dollar-based net expansion rate, which compares our annual recurring revenue from the same set of customers across comparable periods. The dollar-based net expansion rate was 121% and 123% as of July 31, 2019 and January 31, 2019, respectively.

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

The number of customers with greater than $250,000 of annual recurring revenue was 299 and 248 as of July 31, 2019 and January 31, 2019, respectively. While achieving and maintaining incremental sales to existing customers requires increasingly sophisticated and costly sales efforts, the introduction of new features and functionality to our platform, and customers realizing benefits through their initial adoption of our platform, we believe we have significant opportunities to further expand the use of our platform by our existing customers as well as to attract additional large customers.

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

International sales.    Our total revenue generated outside of the United States during the three and six months ended July 31, 2019 was approximately 42% and 43%, respectively, and the three and six months ended July 31, 2018, was approximately 43%, of our total revenue. We believe global demand for our platform will continue to increase as organizations experience the benefits that our platform can provide to international enterprises with complex planning needs spanning multiple geographies. Accordingly, we believe there is significant opportunity to grow our international business. We have invested, and plan to continue to invest, ahead of this potential demand in personnel, marketing, and access to data center capacity to support our international growth.

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

Subscription Revenue

Subscription revenue accounted for 87% and 86% for the three and six months ended July 31, 2019, respectively, and 86% for the three and six months ended July 31, 2018. Subscription revenue is driven primarily by the number of customers, the number of users at each customer, the price of user subscriptions, and renewal rates.

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

Most of our contracts are non-cancellable over the contract term. We had a remaining performance obligation, or backlog, in the amount of $516.2 million and $440.0 million as of July 31, 2019 and January 31, 2019, respectively, consisting of both billed and unbilled consideration.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs associated with our executive, finance, legal, and human resources personnel, including salaries and bonuses, benefits, and stock-based compensation expense, professional fees for external legal, accounting and other consulting services, and allocated overhead costs. We expect to increase the size of our general and administrative function to support the growth of our business and to take advantage of the large opportunity we see in front of us. We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we have incurred, and expect to continue to incur, increased expenses such as insurance, investor relations, and professional services. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over time, although they may fluctuate as a percentage of our total revenue from period to period.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash and cash equivalents.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains and losses.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal, state, and U.K. deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(In thousands)
Revenue:
Subscription revenue	$73,598	$49,618	$138,683	$94,539
Professional services revenue	10,942	8,210	21,687	14,839
Total revenue	84,540	57,828	160,370	109,378
Cost of revenue:
Cost of subscription revenue (1)	12,207	8,788	23,298	16,574
Cost of professional services revenue (1)	10,300	7,171	20,786	13,417
Total cost of revenue	22,507	15,959	44,084	29,991
Gross profit	62,033	41,869	116,286	79,387
Operating expenses:
Research and development (1)	16,442	12,158	31,501	23,849
Sales and marketing (1)	63,997	38,617	120,287	77,922
General and administrative (1)	22,801	11,042	42,814	22,870
Total operating expenses	103,240	61,817	194,602	124,641
Loss from operations	(41,207)	(19,948)	(78,316)	(45,254)
Interest income, net	1,339	36	2,590	125
Other income (expense), net	548	(229)	302	(640)
Loss before income taxes	(39,320)	(20,141)	(75,424)	(45,769)
Provision for income taxes	(1,322)	(907)	(2,409)	(1,460)
Net loss	$(40,642)	$(21,048)	$(77,833)	$(47,229)

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$637	$75	$1,128	$138
Cost of professional services revenue	546	79	1,038	118
Research and development	2,494	277	4,330	536
Sales and marketing	8,184	1,151	14,801	2,036
General and administrative	8,258	1,358	15,124	2,072
Total stock-based compensation expense	$20,119	$2,940	$36,421	$4,900

Three and Six Months Ended July 31, 2019 and 2018

Revenue

	Three Months Ended July 31,			Six Months Ended July 31,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentage data)
Subscription revenue	$73,598	$49,618	48%	$138,683	$94,539	47%
Professional services revenue	10,942	8,210	33	21,687	14,839	46
Total revenue	$84,540	$57,828	46	$160,370	$109,378	47

Total revenue was $84.5 million in the three months ended July 31, 2019 compared to $57.8 million in the three months ended July 31, 2018, an increase of $26.7 million, or 46%. Total revenue was $160.4 million in the six months ended July 31, 2019 compared to $109.4 million in the six months ended July 31, 2018, an increase of $51.0 million, or 47%.

Subscription revenue was $73.6 million, or 87% of total revenue, in the three months ended July 31, 2019, compared to $49.6 million, or 86% of total revenue, in the three months ended July 31, 2018, an increase of $24.0 million, or 48%. Subscription revenue was $138.7 million, or 86% of total revenue, in the six months ended July 31, 2019, compared to $94.5 million, or 86% of total revenue, in the six months ended July 31, 2018, an increase of $44.2 million, or 47%. The increase in subscription revenue was primarily driven by successfully expanding sales to existing customers and the acquisition of new customers in the three and six months ended July 31, 2019.

Professional services revenue was $10.9 million in the three months ended July 31, 2019 compared to $8.2 million in the three months ended July 31, 2018, an increase of $2.7 million, or 33%. Professional services revenue was $21.7 million in the six months ended July 31, 2019 compared to $14.8 million in the six months ended July 31, 2018, an increase of $6.9 million, or 46%. The increase in professional services revenue was primarily driven by sales of our professional services resulting from the growth of our customer base.

Cost of Revenue

	Three Months Ended July 31,			Six Months Ended July 31,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentage data)
Cost of subscription revenue	$12,207	$8,788	39%	$23,298	$16,574	41%
Cost of professional services revenue	10,300	7,171	44	20,786	13,417	55
Total cost of revenue	$22,507	$15,959	41	$44,084	$29,991	47

Total cost of revenue was $22.5 million in the three months ended July 31, 2019 compared to $16.0 million in the three months ended July 31, 2018, an increase of $6.5 million, or 41%. Total cost of revenue was $44.1 million in the six months ended July 31, 2019 compared to $30.0 million in the six months ended July 31, 2018, an increase of $14.1 million, or 47%.

Cost of subscription revenue was $12.2 million in the three months ended July 31, 2019 compared to $8.8 million in the three months ended July 31, 2018, an increase of $3.4 million, or 39%. The increase in cost of subscription revenue was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $1.8 million, including stock-based compensation, and an increase in amortization of our finance leases of $1.0 million.

Cost of subscription revenue was $23.3 million in the six months ended July 31, 2019 compared to $16.6 million in the six months ended July 31, 2018, an increase of $6.7 million, or 41%. The increase in cost of subscription revenue was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $3.2 million, including stock-based compensation, and an increase in amortization of our finance leases of $1.9 million.

Cost of professional services revenue was $10.3 million in the three months ended July 31, 2019 compared to $7.2 million in the three months ended July 31, 2018, an increase of $3.1 million, or 44%. The increase in cost of professional services revenue was primarily due to an increase in the partner implementation costs related to an increase in partner activity of $1.9 million, and an increase in salary and bonuses, and benefits costs of $1.1 million, including stock-based compensation.

Cost of professional services revenue was $20.8 million in the six months ended July 31, 2019 compared to $13.4 million in the six months ended July 31, 2018, an increase of $7.4 million, or 55%. The increase in cost of professional services revenue was primarily due to an increase in the partner implementation costs related to an increase in partner activity of $4.2 million, and an increase in salary and bonuses and benefits costs of $2.4 million, including stock-based compensation.

Gross Profit and Gross Margin

	Three Months Ended July 31,			Six Months Ended July 31,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentage data)
Subscription gross profit	$61,391	$40,830	50%	$115,385	$77,965	48%
Professional services gross profit	642	1,039	(38)	901	1,422	(37)
Total gross profit	$62,033	$41,869	48	$116,286	$79,387	46
Subscription gross margin	83%	82%		83%	82%
Professional services gross margin	6%	13%		4%	10%
Total gross margin	73%	72%		73%	73%

Gross profit was $62.0 million in the three months ended July 31, 2019 compared to $41.9 million in the three months ended July 31, 2018, an increase of $20.1 million, or 48%. Gross profit was $116.3 million in the six months ended July 31, 2019 compared to $79.4 million in the six months ended July 31, 2018, an increase of $36.9 million, or 46%. The increase in gross profit was the result of the increases in our subscription revenue primarily driven by successfully expanding sales to existing customers and the acquisition of new customers in the three and six months ended July 31, 2019.

Gross margin was 73% in the three months ended July 31, 2019 compared to 72% in the three months ended July 31, 2018. Gross margin was 73% in the six months ended July 31, 2019 and 2018. The increase in gross margin year-over-year was primarily due to the increase in subscription revenue, which generates a significantly higher gross margin than our professional services revenue, as a percentage of total revenue, partially offset by a decrease in our professional services gross margins. Our gross margins can fluctuate from quarter to quarter as a result of the requirements, complexity, and timing of our customers’ implementation projects that can vary significantly.

Operating Expenses

	Three Months Ended July 31,			Six Months Ended July 31,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentage data)
Operating expense:
Research and development	$16,442	$12,158	35%	$31,501	$23,849	32%
Sales and marketing	63,997	38,617	66	120,287	77,922	54
General and administrative	22,801	11,042	106	42,814	22,870	87
Total operating expenses	$103,240	$61,817	67	$194,602	$124,641	56

Research and Development

Research and development expenses were $16.4 million in the three months ended July 31, 2019 compared to $12.2 million in the three months ended July 31, 2018, an increase of $4.2 million, or 35%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $5.2 million, including an increase in stock-based compensation of $2.2 million, partially offset by an increase in capitalized software development costs of $1.1 million.

Research and development expenses were $31.5 million in the six months ended July 31, 2019 compared to $23.8 million in the six months ended July 31, 2018, an increase of $7.7 million, or 32%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $8.9 million, including an increase in stock-based compensation of $3.8 million, partially offset by a decrease in consulting spend of $1.9 million and an increase in capitalized software development costs of $1.6 million.

Sales and Marketing

Sales and marketing expenses were $64.0 million in the three months ended July 31, 2019 compared to $38.6 million in the three months ended July 31, 2018, an increase of $25.4 million, or 66%. The increase was primarily due to an increase in salary and bonuses and benefits costs related to an increase in headcount of $15.0 million, including an increase in stock-based compensation of $7.0 million, an increase in commission expenses of $2.4 million, and an increase in conference and events of $1.4 million.

Sales and marketing expenses were $120.3 million in the six months ended July 31, 2019 compared to $77.9 million in the six months ended July 31, 2018, an increase of $42.4 million, or 54%. The increase was primarily due to an increase in salary and bonuses and benefits costs related to an increase in headcount of $28.9 million, including an increase in stock-based compensation of $12.8 million, an increase in commission expenses of $5.5 million, and an increase in company events of $1.6 million.

General and Administrative

General and administrative expenses were $22.8 million in the three months ended July 31, 2019 compared to $11.0 million in the three months ended July 31, 2018, an increase of $11.8 million, or 106%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $9.8 million, including an increase in stock-based compensation of $6.9 million.

General and administrative expenses were $42.8 million in the six months ended July 31, 2019 compared to $22.9 million in the six months ended July 31, 2018, an increase of $19.9 million, or 87%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $17.5 million, including an increase in stock-based compensation of $13.1 million.

Other Income (Expense), Net

	Three Months Ended July 31,			Six Months Ended July 31,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentage data)
Interest income, net	$1,339	$36	3,619%	$2,590	$125	1,972%
Other income (expense), net	548	(229)	(339)	302	(640)	(147)

Interest Income, net

Interest income, net increased by $1.3 million in the three months ended July 31, 2019. Interest income, net increased by $2.5 million in the six months ended July 31, 2019. The increase in interest income, net was primarily due to higher average cash and cash equivalents balances in the three and six months ended July 31, 2019 compared to the three and six months ended July 31, 2018, respectively.

Other Income (Expense), net

Other income (expense), net was a gain of $0.5 million in the three months ended July 31, 2019 compared to a loss of $0.2 million in the three months ended July 31, 2018, an increase of $0.8 million, or 339%. Other income (expense), net was a gain of $0.3 million in the six months ended July 31, 2019 compared to a loss of $0.6 million in the six months ended July 31, 2018, an increase of $0.9 million, or 147%. The change was primarily due to GBP decreasing in value compared to the U.S. dollar and the related remeasurements during the periods, primarily related to our U.K. operations.

Provision for Income Taxes

	Three Months Ended July 31,			Six Months Ended July 31,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentage data)
Provision for income taxes	$(1,322)	$(907)	46%	$(2,409)	$(1,460)	65%

The provision for income taxes was $1.3 million in the three months ended July 31, 2019 compared to $0.9 million in the three months ended July 31, 2018, an increase of $0.4 million, or 46%. The provision for income taxes was $2.4 million in the six months ended July 31, 2019 compared to $1.5 million in the six months ended July 31, 2018, an increase of $0.9 million, or 65%. The increase in provision for income taxes was primarily related to increased income generated from intercompany cost plus arrangements in certain European and Asian countries.

Liquidity and Capital Resources

As of July 31, 2019, our principal sources of liquidity were cash and cash equivalents totaling $356.0 million, which were held for working capital purposes and strategic initiatives. Our cash equivalents are comprised primarily of bank deposits.

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

Loan and Credit Facility Agreements

In April 2018, we entered into a syndicated loan agreement with Wells Fargo to provide a secured revolving credit facility that allows us to borrow up to $40.0 million, subject to an accounts receivable borrowing base, for general corporate purposes through April 2020. Any advances drawn on the credit facility will incur interest at a rate equal to (i) the highest of (A) the prime rate, (B) the federal funds rate plus 0.5% and (C) one-month LIBOR plus 1% less (ii) 0.5%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 30, 2020. There was a $6.0 million reduction of the available credit facility in April 2018 related to letters of credit for certain of our facility leases, which resulted in the simultaneous release of $6.0 million in restricted cash. As of July 31, 2019, the Company had not drawn down any amounts under this agreement.

We granted Wells Fargo a first priority lien in our accounts receivable, all of the issued shares of capital stock and equity interests of our subsidiaries, and other corporate assets and agreed not to pledge our intellectual property to other parties. The loan agreement includes affirmative and negative covenants, including financial covenants requiring: (i) maintenance at all times of minimum tangible net worth, defined as assets, excluding intangible assets, less liabilities of not less than $1; and (ii) maintenance at all times of a ratio of (A) the aggregate of our cash, cash equivalents and net accounts receivable to (B) total current liabilities less current deferred revenue plus revolving credit loans drawn under the loan agreement of not less than $1.50 to $1.00. This syndicated loan agreement was subsequently amended in September 2018. As of July 31, 2019, we were in compliance with all covenants associated with the credit facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2019	2018
	(In thousands)
Net cash provided by (used in) operating activities	$3,195	$(15,695)
Net cash used in investing activities	(6,654)	(15,798)
Net cash provided by financing activities	33,593	2,966

Operating Activities

Net cash provided by operating activities of $3.2 million for the six months ended July 31, 2019 was primarily due to a net loss of $77.8 million, partially offset by non-cash charges for stock-based compensation of $36.4 million, depreciation and amortization of $9.1 million, amortization of deferred commissions of $8.8 million, and amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $5.0 million. Changes in working capital were favorable to cash flows from operations by $21.7 million primarily due to an increase in accounts payable and accrued expenses of $23.4 million due to our growth and the timing of payments, an increase in deferred revenue balance of $20.5 million due to increases in sales, and a decrease in accounts receivable, net of $10.2 million due to increased customer collections, partially offset by an increase in deferred commissions of $21.6 million, payments for operating lease liabilities of $4.8 million, an increase in prepaid expenses and other current assets of $4.1 million related to increases in our sales, a decrease in other noncurrent liabilities of $1.7 million, and an increase in other noncurrent assets of $0.3 million.

Net cash used in operating activities of $15.7 million for the six months ended July 31, 2018 was primarily due to a net loss of $47.2 million, partially offset by depreciation and amortization of $5.4 million, amortization of deferred commissions of $5.2 million, non-cash charges for stock-based compensation of $4.9 million, and loss on disposal of property and equipment of $0.5 million. Changes in working capital were favorable to cash flows from operations by $15.6 million primarily due to a decrease in accounts receivable, net of $10.5 million due to increased customer collections, an increase in our deferred revenue balance of $9.4 million from our increases in sales, an increase in accounts payable and accrued expenses of $8.4 million due to our growth, a decrease in prepaid expenses and other current assets of $1.9 million, and an increase in other noncurrent liabilities of $0.8 million, partially offset by an increase in deferred commissions of $12.6 million, and in other noncurrent assets of $2.8 million.

Investing Activities

Net cash used in investing activities for the six months ended July 31, 2019 of $6.7 million was related to the capitalization of internal-use software of $5.1 million as we expanded the platform and increased our development efforts, and purchases of property and equipment of $1.6 million related to our growth.

Net cash used in investing activities for the six months ended July 31, 2018 of $15.8 million was related to purchases of property and equipment of $12.4 million related to our growth, and the capitalization of internal-use software of $3.4 million as we expanded the platform and increased our development efforts.

Financing Activities

Net cash provided by financing activities for the six months ended July 31, 2019 of $33.6 million consisted primarily of proceeds of $14.7 million in proceeds from the exercise of stock options, $12.1 million from the repayment of promissory notes, and $9.1 million in proceeds from employee stock purchase plan, partially offset by $2.4 million principal payment on finance lease obligations.

Net cash provided by financing activities for the six months ended July 31, 2018 of $3.0 million consisted of $2.9 million in proceeds from the exercise of stock options, and $0.2 million from the repayment of promissory notes, partially offset by $0.1 million principal payment on finance lease obligations.

Commitments and Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations and commitments during the six months ended July 31, 2019 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 filed with the SEC on March 29, 2019.

Off-Balance Sheet Arrangements

Through July 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

During the six months ended July 31, 2019, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2019 filed with the SEC on March 29, 2019.

Recent Accounting Pronouncements

See “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, and Singapore Dollar. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for the six months ended July 31, 2019 and 2018.

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of July 31, 2019, we had cash and cash equivalents of $356.0 million, which consisted primarily of bank deposits. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material impact on our operating results for the six months ended July 31, 2019 and 2018.

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

Changes in Internal Control Over Financial Reporting

We adopted ASC 842, Leases, on February 1, 2019. As a result of the adoption, changes were made to our processes related to leases and the control activities within them in order to monitor and maintain appropriate controls over financial reporting during the three months ended April 30, 2019. There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in each period since inception, including net losses of $131.0 million, $47.6 million, $40.2 million and $77.8 million, respectively, in fiscal 2019, 2018, 2017, and for the six months ended July 31, 2019. We had an accumulated deficit of $421.1 million at July 31, 2019. Our losses and accumulated deficit reflect the substantial investments we have made to acquire new customers and develop our platform. We expect our operating expenses to increase substantially in the foreseeable future as we make investments and implement initiatives designed to grow our business, including:

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

•	the timing of expenses related to the development or possible acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

•	network outages or security breaches;
•	any adverse litigation, judgments, settlements, or other litigation-related costs;
•	changes in the legislative or regulatory environment, such as with respect to privacy; and
•	general economic, industry, and market conditions, both domestically and internationally.

Because we derive substantially all of our revenue from a single software platform, failure of Connected Planning solutions in general and our platform in particular to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition, and growth prospects.

We derive and expect to continue to derive substantially all of our revenue from our cloud-based enterprise planning software platform. As such, the market acceptance of cloud-based Connected Planning solutions in general and our platform in particular are critical to our continued success. Market acceptance of a cloud-based Connected Planning solution depends in part on market awareness of the benefits that Connected Planning can provide over legacy planning products, emerging point products and manual processes and organizations more broadly deploying planning solutions to their employees and across functional lines of business. In addition, in order for cloud-based Connected Planning solutions to be widely accepted, organizations must overcome any concerns with placing sensitive information on a cloud-based platform. The market for cloud-based Connected Planning solutions is at an early stage of development, and we cannot be sure that this market will expand in a manner that will support the growth of our business. In addition, demand for our platform in particular is affected by a number of other factors, some of which are beyond our control. These factors include continued market acceptance of our platform, the pace at which existing customers realize benefits from the use of our platform and decide to expand deployment of our platform across their business, the extent to which our customers involve a wider group of employees in planning, the timing of development and release of new products by our competitors, technological change, the perception of ease of use, reliability and security, the pace at which enterprises transform their business planning capabilities, and developments in data privacy regulations. In addition, we expect that the planning and integration needs of our large and midsize enterprise customers will continue to rapidly change and increase in complexity. We will need to improve the functionality, ease of use, and performance of our platform continually to meet those rapidly changing, complex demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Connected Planning solutions in general or our platform in particular, our business operations, financial results, and growth prospects will be materially and adversely affected.

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

Our competitors include Oracle Corporation, or Oracle, SAP AG, or SAP, Workday, Inc. and International Business Machines Corporation, or IBM, which are well-established providers of business planning and analytics software with long-standing relationships with many customers. Some customers may be hesitant to adopt cloud-based software such as ours or to purchase cloud-based software from us and may prefer to purchase from such legacy software vendors. Oracle, SAP, and IBM are larger than we are and have greater name recognition, longer operating histories, larger marketing budgets, and significantly greater resources than we do. These vendors, as well as other competitors, may offer business planning software on a standalone basis at a low price or bundled as part of a larger product sale. Our competitors may also seek to partner with other leading cloud providers.

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

Because our platform is sold to enterprises with complex operating environments, we can encounter long and unpredictable sales cycles, which could adversely affect our operating results in a given period.

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

In the enterprise market, a customer’s decision to use our platform may be an enterprise-wide decision, requiring us to expend substantial time, effort, and money educating enterprise customers as to the use and value of our platform. In addition, our ability to successfully sell our platform to enterprises is dependent on us attracting and retaining sales personnel with experience in selling to larger organizations. Moreover, our target customers may prefer to purchase software that is critical to their business from one of our larger, more established competitors. Our typical sales cycles can range from three to nine months, and we expect that this lengthy sales cycle may continue or lengthen further. Longer sales cycles could cause our operating and financial results to suffer in a given period.

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

In addition, a majority of our costs are expensed as incurred, while subscription revenue is recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements with them. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

We anticipate that we will continue to significantly expand our operations and headcount in the near term, including internationally. We sell our platform to customers in 49 countries and have employees in North America, Europe and Asia. We plan to continue to expand our operations into other countries in the future. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively and execute our business plan. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures, and we will need to ensure that we maintain high levels of customer support. Failure to effectively manage growth and execute our business plan could result in difficulty or delays in increasing the size of our customer base, declines in quality of customer support or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely affect our business performance and results of operations.

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

Our success depends largely upon the continued services of our key executive officers and certain key employees. We rely on our executive officers and key employees in the areas of business strategy, research and development, marketing, sales, services, and general and administrative functions. We have in the past experienced, and from time to time in the future we may experience, changes in our executive management team or key employees resulting from the hiring or departure of executives or key employees, which could disrupt our business. We do not maintain key-man insurance for any member of our senior management team or any other employee. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Conversely, we may terminate the employment of the senior management team and certain key employees, which may subject us to costly and time-consuming negotiations over severance, litigation and employment claims. Moreover, we may experience high levels of attrition after the expiration of the lock-up period in connection with our initial public offering, or IPO, when employees may receive significant proceeds from sales of our common stock in the public markets. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

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

A significant portion of our senior management team, including members of our financial and accounting staff, has worked at the company for a limited time.

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

We are subject to governmental export and import controls and economic sanctions programs that could impair our ability to compete in international markets or subject us to liability if we violate the controls or programs.

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

Our corporate culture promotes an entrepreneurial mindset that has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the core principles that have fueled our growth. We believe that our culture has been and will continue to be a key contributor to our success. We hope to maintain our growth trajectory and will continue to hire aggressively as we expand, especially engineering, research and development and sales personnel. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit we believe we need to support our growth. Even when we hire aggressively, we may not be able to effectively integrate new hires in our fast-paced culture. Our aggressive focus on increasing our headcount and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business and results of operations.

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

We will remain an emerging growth company until the end of our current fiscal year.

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

Comprehensive tax reform legislation or tax rulings could adversely affect our business and financial condition.

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

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit issued an opinion in Altera Corp. v. Commissioner upholding the U.S. Treasury Department’s regulations requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation in proportion to the economic activity of the related parties. This opinion reversed the prior decision of the U.S. Tax Court. Since the Ninth Circuit ruling is potentially subject to further judicial review, the Company will continue to monitor developments and potential impacts to our consolidated financial statements.

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

The market price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in October 2018 at a price of $17.00 per share, our stock price has ranged from $20.95 to $59.90, through August 28, 2019. In addition to factors discussed in this report, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

ANAPLAN, INC.

	By:	/s/ David H. Morton, Jr.
Date: September 9, 2019		David H. Morton, Jr.
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)