Form 10-Q
period 2019-10-31
Anaplan, Inc.
filed 2019-12-09
CIK 1540755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

As of December 2, 2019, the number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding was 133,611,278.

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

PART I

item 1. Financial Statements

ANAPLAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	As of
	October 31, 2019	January 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$310,840	$326,863
Accounts receivable, net of allowances for doubtful accounts of $732 and $842 as of October 31, 2019 and January 31, 2019, respectively	97,573	92,597
Deferred commissions, current portion	22,688	15,827
Prepaid expenses and other current assets	11,841	13,377
Total current assets	442,942	448,664
Property and equipment, net	45,809	43,340
Deferred commissions, net of current portion	50,062	35,063
Operating lease right-of-use assets	38,250	—
Goodwill	31,935	—
Intangible assets, net	7,188	35
Other noncurrent assets	1,939	1,667
TOTAL ASSETS	$618,125	$528,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,401	$6,182
Accrued expenses	71,687	52,570
Deferred revenue, current portion	190,312	149,611
Operating lease liabilities, current portion	7,824	—
Total current liabilities	277,224	208,363
Deferred revenue, net of current portion	1,647	1,232
Operating lease liabilities, net of current portion	33,740	—
Other noncurrent liabilities	11,099	11,696
TOTAL LIABILITIES	323,710	221,291
Stockholders' equity:
Preferred stock, par value of $0.0001 per share; 25,000 shares authorized as of October 31, 2019 and January 31, 2019; no shares issued and outstanding as of October 31, 2019 and January 31, 2019	—	—
Common stock, par value of $0.0001 per share; 1,750,000 shares authorized as of October 31, 2019 and January 31, 2019; 133,308 and 126,246 shares issued and outstanding as of October 31, 2019 and January 31, 2019	13	12
Accumulated other comprehensive loss	(2,189)	(3,036)
Additional paid-in capital	752,361	653,738
Accumulated deficit	(455,770)	(343,236)
TOTAL STOCKHOLDERS' EQUITY	294,415	307,478
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$618,125	$528,769

The information as of January 31, 2019 was derived from the Company’s audited Consolidated Balance Sheet as of January 31, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue:
Subscription revenue	$79,695	$54,366	$218,378	$148,905
Professional services revenue	9,715	7,648	31,402	22,487
Total revenue	89,410	62,014	249,780	171,392
Cost of revenue:
Cost of subscription revenue	13,108	9,341	36,406	25,915
Cost of professional services revenue	9,376	7,904	30,162	21,321
Total cost of revenue	22,484	17,245	66,568	47,236
Gross profit	66,926	44,769	183,212	124,156
Operating expenses:
Research and development	16,462	12,207	47,963	36,056
Sales and marketing	60,644	48,540	180,931	126,462
General and administrative	22,344	34,348	65,158	57,218
Total operating expenses	99,450	95,095	294,052	219,736
Loss from operations	(32,524)	(50,326)	(110,840)	(95,580)
Interest income, net	1,180	314	3,770	439
Other income (expense), net	(2,398)	(602)	(2,096)	(1,242)
Loss before income taxes	(33,742)	(50,614)	(109,166)	(96,383)
Provision for income taxes	(959)	(617)	(3,368)	(2,077)
Net loss	(34,701)	(51,231)	(112,534)	(98,460)
Comprehensive loss:
Foreign currency translation adjustments	(1,182)	(180)	847	(378)
Comprehensive loss	$(35,883)	$(51,411)	$(111,687)	$(98,838)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(1.11)	$(0.88)	$(3.24)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	132,352	46,085	128,286	30,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Convertible					Accumulated
	Preferred				Additional	Other		Total
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
For the Three Months Ended October 31, 2018
Balance at July 31, 2018	73,606	$7	31,361	$3	$333,895	$(2,180)	$(259,449)	$72,276
Issuance of common stock upon initial public offering, net of issuance costs	—	—	19,001	2	295,353	—	—	295,355
Conversion of preferred stock	(73,606)	(7)	73,606	7	—	—	—	—
Stock-based compensation	—	—	—	—	32,101	—	—	32,101
Repayment of promissory notes, net of early exercises	—	—	—	—	1,012	—	—	1,012
Exercise of stock options, net of repurchases and early exercises	—	—	925	—	2,544	—	—	2,544
Exercise of warrants	—	—	14	—	12	—	—	12
Net loss	—	—	—	—	—	—	(51,231)	(51,231)
Foreign currency translation adjustments	—	—	—	—	—	(180)	—	(180)
Balance at October 31, 2018	—	$—	124,907	$12	$664,917	$(2,360)	$(310,680)	$351,889
For the Three Months Ended October 31, 2019
Balance at July 31, 2019	—	$—	131,631	$13	$726,100	$(1,007)	$(421,069)	$304,037
Stock-based compensation	—	—	—	—	21,826	—	—	21,826
Repayment of promissory notes, net of early exercises	—	—	—	—	287	—	—	287
Exercise of stock options, net of repurchases and early exercises	—	—	633	—	4,148	—	—	4,148
Vesting of restricted stock units	—	—	1,044	—	—	—	—	—
Net loss	—	—	—	—	—	—	(34,701)	(34,701)
Foreign currency translation adjustments	—	—	—	—	—	(1,182)	—	(1,182)
Balance at October 31, 2019	—	$—	133,308	$13	$752,361	$(2,189)	$(455,770)	$294,415
For the Nine Months Ended October 31, 2018
Balance at January 31, 2018	73,610	$7	29,947	$3	$325,831	$(1,982)	$(212,220)	$111,639
Issuance of common stock upon initial public offering, net of issuance costs	—	—	19,001	2	295,353	—	—	295,355
Conversion of preferred stock	(73,610)	(7)	73,610	7	—	—	—	—
Stock-based compensation	—	—	—	—	37,053	—	—	37,053
Repayment of promissory notes, net of early exercises	—	—	—	—	1,248	—	—	1,248
Exercise of stock options, net of repurchases and early exercises	—	—	2,335	—	5,420	—	—	5,420
Exercise of warrants	—	—	14	—	12	—	—	12
Net loss	—	—	—	—	—	—	(98,460)	(98,460)
Foreign currency translation adjustments	—	—	—	—	—	(378)	—	(378)
Balance at October 31, 2018	—	$—	124,907	$12	$664,917	$(2,360)	$(310,680)	$351,889
For the Nine Months Ended October 31, 2019
Balance at January 31, 2019	—	$—	126,246	$12	$653,738	$(3,036)	$(343,236)	$307,478
Stock-based compensation	—	—	—	—	58,821	—	—	58,821
Repayment of promissory notes, net of early exercises	—	—	—	—	11,741	—	—	11,741
Exercise of stock options, net of repurchases and early exercises	—	—	4,008	1	18,973	—	—	18,974
Vesting of restricted stock units	—	—	2,425	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	629	—	9,088	—	—	9,088
Net loss	—	—	—	—	—	—	(112,534)	(112,534)
Foreign currency translation adjustments	—	—	—	—	—	847	—	847
Balance at October 31, 2019	—	$—	133,308	$13	$752,361	$(2,189)	$(455,770)	$294,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(112,534)	$(98,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,355	8,920
Amortization of deferred commissions	14,053	8,117
Stock-based compensation	57,314	36,883
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	7,840	—
Loss on disposal of property and equipment	594	457
Changes in operating assets and liabilities:
Accounts receivable, net	(4,495)	3,249
Prepaid expenses and other current assets	1,795	1,755
Other noncurrent assets	(170)	410
Deferred commissions	(36,134)	(21,382)
Accounts payable and accrued expenses	16,039	7,462
Deferred revenue	39,375	21,741
Payments for operating lease liabilities	(7,595)	—
Other noncurrent liabilities	(3,271)	933
Net cash used in operating activities	(12,834)	(29,915)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,455)	(13,545)
Capitalized internal-use software	(8,021)	(5,364)
Business combinations, net of acquired cash	(29,192)	—
Net cash used in investing activities	(39,668)	(18,909)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	281,813
Proceeds from issuance of common stock in private placement	—	20,000
Proceeds from exercise of stock options	18,862	5,576
Proceeds from repayment of promissory notes	11,526	1,644
Proceeds from employee stock purchase plan	9,088	—
Payment of exercise of warrants	—	12
Principal payments on finance lease obligations	(3,777)	(818)
Net cash provided by financing activities	35,699	308,227
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	780	(2,232)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(16,023)	257,171
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Beginning of period	326,863	117,026
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - End of period	$310,840	$374,197
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$663	$9
Cash paid for income taxes	$854	$484
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in purchases of property and equipment included in liabilities	$800	$1,980
Finance leases for property and equipment	$4,581	$12,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Summary of Business and Significant Accounting Policies

Description of Business

Anaplan, Inc. (the Company, Anaplan, we, us, or our) was incorporated in Delaware on July 9, 2009 and is headquartered in San Francisco, California, with offices across the U.S. and in several international locations.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the determination of revenue recognition, certain assumptions in the valuation of stock awards, the determination of the period of benefit for deferred commissions, the determination of the incremental borrowing rate used for operating lease liabilities, the allowance for doubtful accounts, and the fair value of assets acquired and liabilities assumed for business combinations. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 of the notes to the consolidated financial statements included in the Company’s Form 10-K filed with the SEC on March 29, 2019. There have been no significant changes to these policies during the three and nine months ended October 31, 2019, except as noted below.

Business Combinations

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. Acquisition-related intangible assets with finite lives are amortized over their estimated useful lives.

Leases

The Company adopted Accounting Standards Codification Topic 842 (ASC 842), Leases, effective February 1, 2019, using the effective date transition method, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Company elected to use certain practical expedients permitted under the transition guidance within the new guidance, which allows it to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. The Company also elected not to use the hindsight practical expedient in determining the lease term and impairment of the right-of-use (ROU) assets and elected to keep operating leases with an initial term of 12 months or less off of its condensed consolidated balance sheet. The Company elected not to separate lease and non-lease components for all classes of underlying assets. Adoption of the new standard had a material impact on the Company’s condensed consolidated balance sheets related to the recognition of ROU assets and lease liabilities for operating leases. The adoption had no impact on the Company’s condensed consolidated statements of operations or total cash flows from operations, but had an impact on the changes in operating assets and liabilities within operating cash flow.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of credit Losses on Financial Instruments”, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief”, which permits an entity, upon adoption of ASU 2016-13, to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets measured at amortized cost basis. The guidance will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standards and cannot currently estimate the financial statement impacts.

In January 2017, the FASB issued ASU 2017-04 (ASC Topic 350), Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. The amendments in this ASU eliminate Step 2 from the goodwill impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in step 1. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2019. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016 and July 2018, the FASB issued ASU 2016-02 “Leases”, ASU 2018-10 “Codification Improvements to Topic 842, Leases”, and ASU 2018-11 “Leases (Topic 842): Targeted Improvements”, which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The new guidance requires that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The Company adopted the guidance starting February 1, 2019 using a prospective transition approach. The adoption of the new standard resulted in changes to the Company’s accounting policies for leases and resulted in additional disclosures as noted in the leases section.

In August 2018, the FASB issued ASU 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The new guidance amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain costs as if the arrangement were an internal-use software project. The guidance will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted the guidance starting February 1, 2019 using a prospective transition approach. The adoption of the new standard had no material impact on the Company’s condensed consolidated financial statements and disclosures.

(2) Consolidated Balance Sheet Components

Property and Equipment, net

Property and equipment consisted of the following:

	As of
	October 31, 2019	January 31, 2019
	(In thousands)
Computer and office equipment	$43,904	$37,990
Leasehold improvements	12,352	11,823
Internal-use software	25,882	17,810
Construction in progress	2,449	1,041
Property and equipment, gross	84,587	68,664
Less: accumulated depreciation	(38,778)	(25,324)
Property and equipment, net	$45,809	$43,340

Depreciation expense was $5.2 million and $14.2 million for the three and nine months ended October 31, 2019, respectively, and $3.4 million and $8.8 million for the three and nine months ended October 31, 2018, respectively.

The Company capitalized $3.7 million and $9.5 million in internal-use software in the three and nine months ended October 31, 2019, respectively, of which $0.8 million and $1.5 million was stock-based compensation expense for each respective period. The Company capitalized $2.1 million and $5.6 million in internal-use software in the three and nine months ended October 31, 2018, respectively, of which $0.2 million was stock-based compensation expense for each respective period. Amortization of the capitalized internal-use software was $1.6 million and $4.2 million in the three and nine months ended October 31, 2019, respectively, and $1.0 million and $2.7 million for the three and nine months ended October 31, 2018, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	As of
	October 31, 2019	January 31, 2019
	(In thousands)
Vendor accruals	$9,363	$6,237
Accrued commission	7,545	10,000
Accrued bonuses	8,896	11,759
Accrued other payroll liabilities	22,662	10,112
Current portion of finance lease obligations	5,967	4,512
Accrued other	17,254	9,950
Accrued expenses	$71,687	$52,570

(3) Bank Borrowing

In April 2018, the Company entered into a syndicated loan agreement with Wells Fargo to provide a secured revolving credit facility that allows the Company to borrow up to $40.0 million, subject to an accounts receivable borrowing base, for general corporate purposes through April 2020. Any advances drawn on the credit facility will incur interest at a rate equal to (i) the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1% less (ii) 0.5%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 30, 2020. This syndicated loan agreement was subsequently amended in September 2018 and October 2019. As of October 31, 2019 and January 31, 2019, the Company had not drawn down any amounts under this agreement. The Company was in compliance with the financial covenants contained in the agreement as of October 31, 2019 and January 31, 2019.

(4) Leases

The Company leases certain facilities under operating leases that expire from fiscal 2020 to 2028. Starting in fiscal 2019, the Company entered into finance leases to finance equipment.

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	October 31, 2019	October 31, 2019
	(In thousands)
Operating lease costs	$2,853	$7,840
Finance lease costs
Amortization of ROU assets	$1,505	$4,039
Interest on lease liabilities	220	663
Total finance lease costs	$1,725	$4,702

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Nine Months Ended
	October 31, 2019	October 31, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,805	$7,595
Financing cash outflows from finance leases	1,395	3,777

Supplemental balance sheet information related to leases is as follows:

As of October 31, 2019
(In thousands)
Operating leases:
Operating lease ROU assets	$38,250
Operating lease liabilities, current portion	$7,824
Operating lease liabilities, net of current portion	33,740
Total operating lease liabilities	$41,564
Finance leases:
Property and equipment, gross	$18,662
Less: accumulated depreciation	(5,649)
Property and equipment, net	$13,013
Accrued expenses	$5,967
Other noncurrent liabilities	7,023
Total finance lease liabilities	$12,990

Weighted-average lease terms and discount rates are as follows:

	As of October 31, 2019
	Operating Leases	Finance Leases
Weighted-average remaining lease terms	5.7 years	2.2 years
Weighted-average discount rates	5.6%	6.1%

Future minimum lease payments under operating leases and finance leases as of October 31, 2019 are as follows:

	As of October 31, 2019
	Operating Leases	Finance Leases
	(In thousands)
Years ending January 31,
2020 (remaining 3 months)	$2,988	$1,678
2021	9,611	6,712
2022	8,000	4,941
2023	8,018	786
2024	7,703	—
2025 and thereafter	16,507	—
Total lease payments	52,827	14,117
Less: amount representing interest	(7,667)	(1,127)
Less: leases executed but not yet commenced	(3,402)	—
Less: leases less than 12 months	(194)	—
Total lease liabilities	$41,564	$12,990

The Company enters into commitments to lease computer and office equipment for which the timing of the lease payments is not determined until the date of acceptance. As of October 31, 2019, the amounts related to these leases were approximately $2.2 million, which are to be paid over three years after the date of acceptance.

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

Under ASC 840, the previous lease standard, total rent expense under operating leases during the three and nine months ended October 31, 2018 was $2.6 million and $8.2 million, respectively.

(5) Business Combinations

On October 3, 2019, the Company acquired all outstanding shares of Mintigo Limited (Mintigo), an Israel-based company that provides a predictive analytics platform for marketing and sales. The acquisition of Mintigo is intended to enhance the predictive capabilities of the Company’s solutions.

The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, and tax estimates may occur as additional information becomes available. The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

(In thousands)
Cash	$2,735
Other current and non-current assets	1,864
Intangible assets	7,300
Goodwill	31,935
Deferred revenue	(2,100)
Other current and non-current liabilities	(5,507)
Total purchase consideration	$36,227

The intangible assets acquired consist of developed technology of $5.2 million, and customer relationships of $2.1 million and were assigned the useful lives of 5 and 7 years, respectively. The fair value of the developed technology was determined utilizing the multi-period excess earning method, and with-and-without method was utilized to derive a fair value for customer relationships. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill, and is attributable to Mintigo’s workforce and the synergies expected to arise from the acquisition. The Company does not expect goodwill to be deductible for income tax purposes.

Acquisition-related costs of approximately $1.1 million were included in general and administrative expenses during the three month and nine month period ended October 31, 2019 in the condensed consolidated financial statements. The total cash consideration was $33.5 million (net of cash acquired of $2.7 million), of which $29.2 million was paid during the three months ended October 31, 2019, and the remaining amount of $4.3 million was paid in November 2019.

The condensed consolidated financial statements include the operating results of the acquisition from the date of acquisition. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition, individually and in the aggregate, were not material to the financial results of the Company.

Additionally, the Company also entered into retention agreements with employees of Mintigo who joined the Company after the acquisition, totaling up to approximately $10 million. As payment of these retention agreements is contingent upon the continuous service of these employees with the Company, they are being accounted for as compensation over the required service period of three years commencing from the acquisition date.

(6) Acquisition-Related Intangible Assets

The components of identifiable intangible assets are as follows:

	As of
	October 31, 2019	January 31, 2019
	(In thousands)
Developed technology	$5,200	$—
Customer relationships	2,976	876
Intangible assets, gross	$8,176	$876
Less: accumulated amortization	(988)	(841)
Intangible assets, net	$7,188	$35

Amortization expense of acquisition-related intangible assets was $0.1 million for the three months ended October 31, 2019, and 2018, and $0.1 million and $0.2 million for the nine months ended October 31, 2019, and 2018, respectively.

The expected future intangible assets amortization as of October 31, 2019 is as follows:

As of October 31, 2019
(In thousands)
Years ending January 31,
2020 (remaining 3 months)	$335
2021	1,340
2022	1,340
2023	1,340
2024	1,340
2025 and thereafter	1,493
Total future intangible assets amortization	$7,188

(7) Employee Stock Plans

As of October 31, 2019, the Company was authorized to issue 1,750,000,000 shares of common stock. Shares were reserved for future issuance as follows:

	As of
	October 31, 2019	January 31, 2019
	(In thousands)
Outstanding stock options	10,975	14,986
Outstanding restricted stock units	10,835	10,894
Outstanding stock purchase rights	21	4,776
Shares available for future issuances under the 2018 Stock Plan	17,359	13,411
Shares available for future issuances under the 2018 ESPP	3,334	2,700
Total	42,524	46,767

Stock-Based Compensation

The stock-based compensation expense, net of estimated forfeitures, by line item in the accompanying condensed consolidated statements of comprehensive loss is summarized as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(In thousands)
Cost of subscription revenue	$689	$231	$1,817	$369
Cost of professional services revenue	539	260	1,577	378
Research and development	2,790	1,571	7,120	2,107
Sales and marketing	8,927	6,833	23,728	8,869
General and administrative	7,948	23,088	23,072	25,160
Total stock-based compensation expense	$20,893	$31,983	$57,314	$36,883

The Company’s estimated forfeiture rate is based on accumulated historical forfeiture data.

(8) Fair Value Measurements

The Company did not hold any assets or liabilities that are measured at fair value on a recurring basis as of October 31, 2019 or January 31, 2019 and there were no transfers into or out of Level 1, Level 2, or Level 3 during the three and nine months ended October 31, 2019 or 2018.

(9) Revenue Recognition

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

Disaggregation of Revenue

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud-based application:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019		2018		2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(In thousands, except percentage data)
Americas	$53,378	60%	$36,160	58%	$148,907	60%	$100,369	59%
EMEA	27,777	31	20,812	34	78,326	31	56,988	33
APAC	8,255	9	5,042	8	22,547	9	14,035	8
Total	$89,410	100%	$62,014	100%	$249,780	100%	$171,392	100%

The United States and the U.K. were the only two countries that represented more than 10% of the Company’s total revenue in any period. Revenue in the United States and as a percentage of total revenue comprised of $51.3 million and 57%, and $143.4 million and 57% in the three and nine months ended October 31, 2019, respectively, and $34.9 million and 56%, and $97.0 million and 57% in the three and nine months ended October 31, 2018, respectively. Revenue in the U.K. comprised of $10.3 million and 12%, and $29.9 million and 12% in the three and nine months ended October 31, 2019, respectively, and $8.5 million and 14%, and $23.6 million and 14% in the three and nine months ended October 31, 2018, respectively.

Contract Balances

Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $0.2 million and $0.4 million as of October 31, 2019 and January 31, 2019, respectively, which were included within prepaid expenses and other current assets and other noncurrent assets on the condensed consolidated balance sheets.

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a contract. The current portion of deferred revenue balances are recognized over the following 12-month period. The amount of revenue recognized in the three and nine months ended October 31, 2019 that was included in deferred revenue at the beginning of each period was $68.0 million and $125.2 million, respectively. The amount of revenue recognized in the three and nine months ended October 31, 2018 that was included in deferred revenue at the beginning of each period was $43.9 million and $84.4 million, respectively.

Remaining Performance Obligation

As of October 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $589.6 million, which consists of both billed consideration in the amount of $192.0 million and unbilled consideration in the amount of $397.6 million that the Company expects to recognize as revenue. The Company expects to recognize 15% of this amount as revenue in the remainder of fiscal year ending January 31, 2020 and 89% between November 1, 2019 and January 31, 2022.

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

(10) Income Taxes

The Company computed its interim provision using the estimated annual effective tax rate. The Company’s income tax expense was $1.0 million and $3.4 million during the three and nine months ended October 31, 2019, respectively, and $0.6 million and $2.1 million during the three and nine months ended October 31, 2018, respectively.

(11) Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(In thousands, except per share data)
Numerator:
Net loss	$(34,701)	$(51,231)	$(112,534)	$(98,460)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	132,352	46,085	128,286	30,416
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(1.11)	$(0.88)	$(3.24)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of October 31,
	2019	2018
	(In thousands)
Stock options	10,975	15,235
Stock repurchase rights	21	5,766
Restricted stock units	10,835	9,885
Unvested shares subject to repurchase	6	20
Convertible preferred stock warrants	—	10
Total	21,837	30,916

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

We believe Connected Planning is an essential cloud category. It fundamentally transforms planning by connecting all of the people, data, and plans needed to accelerate business value and enable real-time planning and decision-making in rapidly changing business environments. Connected Planning accelerates business value by transforming the way organizations make decisions and placing the power of planning in the hands of every individual at every level within and between organizations.

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

We focus our selling efforts on executives of large enterprises, who are often making a strategic purchase of our platform with the potential for broad use throughout their organizations. We use a “land and expand” sales strategy to capitalize on this potential. Our platform is often initially adopted within a specific line of business, including in finance, sales, and supply chain, and other corporate functions such as marketing, human resources, and operations, for one or more planning use cases. Once customers see the benefits of our platform for their initial use cases, they often increase the number of users, add new use cases, and expand to additional lines of business, divisions, and geographies. We see a greenfield opportunity to help over 70 million knowledge workers around the world plan more efficiently using Anaplan’s platform.

We derive the substantial majority of our revenue from subscriptions for users on our platform. Our initial subscription term is typically two to three years, although some customers commit for shorter periods. We generally bill our customers annually in advance. We also offer professional services, including consulting, implementation, and training, but are increasingly leveraging our partners to provide these services. During the three months ended October 31, 2019 and 2018, subscription revenue was $79.7 million and $54.4 million, respectively, representing a year-over-year subscription revenue growth rate of 47%. During the three months ended October 31, 2019 and 2018, services revenue was $9.7 million and $7.6 million, respectively. Our subscription revenue as a percentage of total revenue was 89% and 88% in the three months ended October 31, 2019 and 2018, respectively. During the nine months ended October 31, 2019 and 2018, subscription revenue was $218.4 million and $148.9 million, respectively, representing a year-over-year subscription revenue growth rate of 47%. During the nine months ended October 31, 2019 and 2018, services revenue was $31.4 million and $22.5 million, respectively. Our subscription revenue as a percentage of total revenue was 87% in the nine months ended October 31, 2019 and 2018.

During the three months ended October 31, 2019 and 2018, our total revenue was $89.4 million and $62.0 million, respectively. Approximately 43% and 44% of our total revenue was generated from outside of the United States in the three months ended October 31, 2019 and 2018, respectively. During the nine months ended October 31, 2019 and 2018, our total revenue was $249.8 million and $171.4 million, respectively. Approximately 43% of our revenue was generated from outside of the United States in the nine months ended October 31, 2019 and 2018. Our net loss was $34.7 million and $51.2 million in the three months ended October 31, 2019 and 2018, respectively, and $112.5 million and $98.5 million in the nine months ended October 31, 2019 and 2018, respectively.

We believe that our focus on customer success allows us to retain and expand the subscription revenue generated from our existing customers, and is an indicator of the long-term value of our customer relationships for Anaplan as a whole. We track our performance in this area by measuring our dollar-based net expansion rate, which compares our annual recurring revenue from the same set of customers across comparable periods. The dollar-based net expansion rate was 123% as of October 31, 2019 and January 31, 2019.

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

The number of customers with greater than $250,000 of annual recurring revenue was 324 and 248 as of October 31, 2019 and January 31, 2019, respectively. While achieving and maintaining incremental sales to existing customers requires increasingly sophisticated and costly sales efforts, the introduction of new features and functionality to our platform, and customers realizing benefits through their initial adoption of our platform, we believe we have significant opportunities to further expand the use of our platform by our existing customers as well as to attract additional large customers.

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

International sales.    Our total revenue generated outside of the United States during the three and nine months ended October 31, 2019 was approximately 43% and 43%, and the three and nine months ended October 31, 2018, was approximately 44% and 43%, respectively, of our total revenue. We believe global demand for our platform will continue to increase as organizations experience the benefits that our platform can provide to international enterprises with complex planning needs spanning multiple geographies. Accordingly, we believe there is significant opportunity to grow our international business. We have invested, and plan to continue to invest, ahead of this potential demand in personnel, marketing, and access to data center capacity to support our international growth.

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

Subscription Revenue

Of our total revenue, subscription revenue accounted for 89% and 87% for the three and nine months ended October 31, 2019, respectively, and 88% and 87% for the three and nine months ended October 31, 2018. Subscription revenue is driven primarily by the number of customers, the number of users at each customer, the price of user subscriptions, and renewal rates.

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

Most of our contracts are non-cancellable over the contract term. We had a remaining performance obligation, or backlog, in the amount of $589.6 million and $440.0 million as of October 31, 2019 and January 31, 2019, respectively, consisting of both billed and unbilled consideration.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries and bonuses, benefits, commissions, and stock-based compensation. Other sales and marketing costs include promotional events to promote our brand, including our Anaplan Connected Planning Xperience (CPX) user conferences, previously known as our Hub conferences, advertising, and allocated overhead. We plan to increase our investment in sales and marketing over the foreseeable future, primarily stemming from increased headcount in sales and marketing, and investment in brand- and product-marketing efforts. However, we expect our sales and marketing expenses to decrease as a percentage of our total revenue over time, although they may fluctuate as a percentage of our total revenue from period to period.

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(In thousands)
Revenue:
Subscription revenue	$79,695	$54,366	$218,378	$148,905
Professional services revenue	9,715	7,648	31,402	22,487
Total revenue	89,410	62,014	249,780	171,392
Cost of revenue:
Cost of subscription revenue (1)	13,108	9,341	36,406	25,915
Cost of professional services revenue (1)	9,376	7,904	30,162	21,321
Total cost of revenue	22,484	17,245	66,568	47,236
Gross profit	66,926	44,769	183,212	124,156
Operating expenses:
Research and development (1)	16,462	12,207	47,963	36,056
Sales and marketing (1)	60,644	48,540	180,931	126,462
General and administrative (1)	22,344	34,348	65,158	57,218
Total operating expenses	99,450	95,095	294,052	219,736
Loss from operations	(32,524)	(50,326)	(110,840)	(95,580)
Interest income, net	1,180	314	3,770	439
Other income (expense), net	(2,398)	(602)	(2,096)	(1,242)
Loss before income taxes	(33,742)	(50,614)	(109,166)	(96,383)
Provision for income taxes	(959)	(617)	(3,368)	(2,077)
Net loss	$(34,701)	$(51,231)	$(112,534)	$(98,460)

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$689	$231	$1,817	$369
Cost of professional services revenue	539	260	1,577	378
Research and development	2,790	1,571	7,120	2,107
Sales and marketing	8,927	6,833	23,728	8,869
General and administrative	7,948	23,088	23,072	25,160
Total stock-based compensation expense	$20,893	$31,983	$57,314	$36,883

Three and Nine Months Ended October 31, 2019 and 2018

Revenue

	Three Months Ended October 31,			Nine Months Ended October 31,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentage data)
Subscription revenue	$79,695	$54,366	47%	$218,378	$148,905	47%
Professional services revenue	9,715	7,648	27	31,402	22,487	40
Total revenue	$89,410	$62,014	44	$249,780	$171,392	46

Total revenue was $89.4 million in the three months ended October 31, 2019 compared to $62.0 million in the three months ended October 31, 2018, an increase of $27.4 million, or 44%. Total revenue was $249.8 million in the nine months ended October 31, 2019 compared to $171.4 million in the nine months ended October 31, 2018, an increase of $78.4 million, or 46%.

Subscription revenue was $79.7 million, or 89% of total revenue, in the three months ended October 31, 2019, compared to $54.4 million, or 88% of total revenue, in the three months ended October 31, 2018, an increase of $25.3 million, or 47%. Subscription revenue was $218.4 million, or 87% of total revenue, in the nine months ended October 31, 2019, compared to $148.9 million, or 87% of total revenue, in the nine months ended October 31, 2018, an increase of $69.5 million, or 47%. The increase in subscription revenue was primarily driven by successfully expanding sales to existing customers and the acquisition of new customers in the three and nine months ended October 31, 2019.

Professional services revenue was $9.7 million in the three months ended October 31, 2019 compared to $7.6 million in the three months ended October 31, 2018, an increase of $2.1 million, or 27%. Professional services revenue was $31.4 million in the nine months ended October 31, 2019 compared to $22.5 million in the nine months ended October 31, 2018, an increase of $8.9 million, or 40%. The increase in professional services revenue was primarily driven by sales of our professional services resulting from the growth of our customer base.

Cost of Revenue

	Three Months Ended October 31,			Nine Months Ended October 31,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentage data)
Cost of subscription revenue	$13,108	$9,341	40%	$36,406	$25,915	40%
Cost of professional services revenue	9,376	7,904	19	30,162	21,321	41
Total cost of revenue	$22,484	$17,245	30	$66,568	$47,236	41

Total cost of revenue was $22.5 million in the three months ended October 31, 2019 compared to $17.2 million in the three months ended October 31, 2018, an increase of $5.2 million, or 30%. Total cost of revenue was $66.6 million in the nine months ended October 31, 2019 compared to $47.2 million in the nine months ended October 31, 2018, an increase of $19.3 million, or 41%.

Cost of subscription revenue was $13.1 million in the three months ended October 31, 2019 compared to $9.3 million in the three months ended October 31, 2018, an increase of $3.8 million, or 40%. The increase in cost of subscription revenue was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $1.6 million, including stock-based compensation, an increase in amortization of our equipment leases of $1.1 million, and an increase in amortization of capitalized software development costs of $0.7 million.

Cost of subscription revenue was $36.4 million in the nine months ended October 31, 2019 compared to $25.9 million in the nine months ended October 31, 2018, an increase of $10.5 million, or 40%. The increase in cost of subscription revenue was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $4.8 million, including stock-based compensation, and an increase in amortization of our equipment leases of $3.0 million, and an increase in amortization of capitalized software development costs of $1.5 million.

Cost of professional services revenue was $9.4 million in the three months ended October 31, 2019 compared to $7.9 million in the three months ended October 31, 2018, an increase of $1.5 million, or 19%. The increase in cost of professional services revenue was primarily due to an increase in the partner implementation costs related to an increase in partner activity of $0.6 million, and an increase in salary and bonuses, and benefits costs of $0.9 million, including stock-based compensation.

Cost of professional services revenue was $30.2 million in the nine months ended October 31, 2019 compared to $21.3 million in the nine months ended October 31, 2018, an increase of $8.8 million, or 41%. The increase in cost of professional services revenue was primarily due to an increase in the partner implementation costs related to an increase in partner activity of $4.8 million, and an increase in salary and bonuses and benefits costs of $3.3 million, including stock-based compensation.

Gross Profit and Gross Margin

	Three Months Ended October 31,			Nine Months Ended October 31,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentage data)
Subscription gross profit	$66,587	$45,025	48%	$181,972	$122,990	48%
Professional services gross profit	339	(256)	232	1,240	1,166	6
Total gross profit	$66,926	$44,769	49	$183,212	$124,156	48
Subscription gross margin	84%	83%		83%	83%
Professional services gross margin	3%	(3%)		4%	5%
Total gross margin	75%	72%		73%	72%

Gross profit was $66.9 million in the three months ended October 31, 2019 compared to $44.8 million in the three months ended October 31, 2018, an increase of $22.2 million, or 49%. Gross profit was $183.2 million in the nine months ended October 31, 2019 compared to $124.2 million in the nine months ended October 31, 2018, an increase of $59.1 million, or 48%. The increase in gross profit was the result of the increases in our subscription revenue primarily driven by successfully expanding sales to existing customers and the acquisition of new customers in the three and nine months ended October 31, 2019.

Gross margin was 75% in the three months ended October 31, 2019 compared to 72% in the three months ended October 31, 2018. Gross margin was 73% in the nine months ended October 31, 2019 compared to 72% in the nine months ended October 31, 2018. The increase in gross margin year-over-year was primarily due to the increase in subscription revenue, which generates a significantly higher gross margin than our professional services revenue, as a percentage of total revenue, partially offset by a slight decrease in our professional services gross margins on a year-to-date basis. Our gross margins can fluctuate from quarter to quarter as a result of the requirements, complexity, and timing of our customers’ implementation projects that can vary significantly.

Operating Expenses

	Three Months Ended October 31,			Nine Months Ended October 31,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentage data)
Operating expense:
Research and development	$16,462	$12,207	35%	$47,963	$36,056	33%
Sales and marketing	60,644	48,540	25	180,931	126,462	43
General and administrative	22,344	34,348	(35)	65,158	57,218	14
Total operating expenses	$99,450	$95,095	5	$294,052	$219,736	34

Research and Development

Research and development expenses were $16.5 million in the three months ended October 31, 2019 compared to $12.2 million in the three months ended October 31, 2018, an increase of $4.3 million, or 35%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $4.3 million, including an increase in stock-based compensation of $1.2 million, partially offset by an increase in capitalized software development costs of $1.0 million.

Research and development expenses were $48.0 million in the nine months ended October 31, 2019 compared to $36.1 million in the nine months ended October 31, 2018, an increase of $11.9 million, or 33%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $13.2 million, including an increase in stock-based compensation of $5.0 million, and an increase in hosting expense of $0.8 million, partially offset by a decrease in consulting spend of $2.0 million and an increase in capitalized software development costs of $2.7 million.

Sales and Marketing

Sales and marketing expenses were $60.6 million in the three months ended October 31, 2019 compared to $48.5 million in the three months ended October 31, 2018, an increase of $12.1 million, or 25%. The increase was primarily due to an increase in salary and bonuses and benefits costs related to an increase in headcount of $9.9 million, including an increase in stock-based compensation of $2.1 million, and an increase in commission expenses of $1.1 million.

Sales and marketing expenses were $180.9 million in the nine months ended October 31, 2019 compared to $126.5 million in the nine months ended October 31, 2018, an increase of $54.5 million, or 43%. The increase was primarily due to an increase in salary and bonuses and benefits costs related to an increase in headcount of $44.4 million, including an increase in stock-based compensation of $14.9 million, and an increase in commission expenses of $6.6 million.

General and Administrative

General and administrative expenses were $22.3 million in the three months ended October 31, 2019 compared to $34.3 million in the three months ended October 31, 2018, a decrease of $12.0 million, or 35%. The decrease was driven by a decrease in stock-based compensation expense of $15.1 million primarily related to RSUs recognized upon our initial public offering (IPO), partially offset by an increase in salary and bonuses, and benefits costs related to an increase in headcount of $1.9 million.

General and administrative expenses were $65.2 million in the nine months ended October 31, 2019 compared to $57.2 million in the nine months ended October 31, 2018, an increase of $7.9 million, or 14%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $4.3 million, including a decrease in stock-based compensation expense of $2.1 million primarily related to RSUs recognized upon the IPO, and an increase in insurance spend of $1.6 million.

Other Income (Expense), Net

	Three Months Ended October 31,			Nine Months Ended October 31,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentage data)
Interest income, net	$1,180	$314	276%	$3,770	$439	759%
Other income (expense), net	(2,398)	(602)	298	(2,096)	(1,242)	69

Interest Income, net

Interest income, net increased by $0.9 million in the three months ended October 31, 2019. Interest income, net increased by $3.3 million in the nine months ended October 31, 2019. The increase in interest income, net was primarily due to higher average cash and cash equivalents balances in the three and nine months ended October 31, 2019 compared to the three and nine months ended October 31, 2018, respectively.

Other Income (Expense), net

Other income (expense), net was a loss of $2.4 million in the three months ended October 31, 2019 compared to a loss of $0.6 million in the three months ended October 31, 2018, an increase in expense of $1.8 million, or 298%. Other income (expense), net was a loss of $2.1 million in the nine months ended October 31, 2019 compared to a loss of $1.2 million in the nine months ended October 31, 2018, an increase in expense of $0.9 million, or 69%. The change was primarily due to GBP increasing in value compared to the U.S. dollar and Euro, and the related remeasurements during the periods, primarily related to our U.K. operations.

Provision for Income Taxes

	Three Months Ended October 31,			Nine Months Ended October 31,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, except percentage data)
Provision for income taxes	$(959)	$(617)	55%	$(3,368)	$(2,077)	62%

The provision for income taxes was $1.0 million in the three months ended October 31, 2019 compared to $0.6 million in the three months ended October 31, 2018, an increase of $0.4 million, or 55%. The provision for income taxes was $3.4 million in the nine months ended October 31, 2019 compared to $2.1 million in the nine months ended October 31, 2018, an increase of $1.3 million, or 62%. The increase in provision for income taxes was primarily related to increased income generated from intercompany cost-plus arrangements in certain European and Asian countries.

Liquidity and Capital Resources

As of October 31, 2019, our principal sources of liquidity were cash and cash equivalents totaling $310.8 million, which were held for working capital purposes and strategic initiatives. Our cash equivalents are comprised primarily of bank deposits.

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

Loan and Credit Facility Agreements

In April 2018, we entered into a syndicated loan agreement with Wells Fargo to provide a secured revolving credit facility that allows us to borrow up to $40.0 million, subject to an accounts receivable borrowing base, for general corporate purposes through April 2020. Any advances drawn on the credit facility will incur interest at a rate equal to (i) the highest of (A) the prime rate, (B) the federal funds rate plus 0.5% and (C) one-month LIBOR plus 1% less (ii) 0.5%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 30, 2020. There was a $6.0 million reduction of the available credit facility in April 2018 related to letters of credit for certain of our facility leases, which resulted in the simultaneous release of $6.0 million in restricted cash. As of October 31, 2019, the Company had not drawn down any amounts under this agreement.

We granted Wells Fargo a first priority lien in our accounts receivable, all of the issued shares of capital stock and equity interests of our subsidiaries, and other corporate assets and agreed not to pledge our intellectual property to other parties. The loan agreement includes affirmative and negative covenants, including financial covenants requiring: (i) maintenance at all times of minimum tangible net worth, defined as assets, excluding intangible assets, less liabilities of not less than $1; and (ii) maintenance at all times of a ratio of (A) the aggregate of our cash, cash equivalents and net accounts receivable to (B) total current liabilities less current deferred revenue plus revolving credit loans drawn under the loan agreement of not less than $1.50 to $1.00. This syndicated loan agreement was subsequently amended in

September 2018 and October 2019. As of October 31, 2019, we were in compliance with all covenants associated with the credit facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(12,834)	$(29,915)
Net cash used in investing activities	(39,668)	(18,909)
Net cash provided by financing activities	35,699	308,227

Operating Activities

Net cash used in operating activities of $12.8 million for the nine months ended October 31, 2019 was primarily due to a net loss of $112.5 million, partially offset by non-cash charges for stock-based compensation of $57.3 million, depreciation and amortization of $14.4 million, amortization of deferred commissions of $14.1 million, and amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $7.8 million. Changes in working capital were favorable to cash flows from operations by $5.5 million primarily due to an increase in accounts payable and accrued expenses of $16.0 million due to our growth and the timing of payments, an increase in deferred revenue balance of $39.4 million due to increases in sales, a decrease in prepaid expenses and other current assets of $1.8 million, partially offset by an increase in deferred commissions of $36.1 million related to increases in our sales, payments for operating lease liabilities of $7.6 million, an increase in accounts receivable, net of $4.5 million due to increased customer billings, a decrease in other noncurrent liabilities of $3.3 million, and an increase in other noncurrent assets of $0.2 million.

Net cash used in operating activities of $29.9 million for the nine months ended October 31, 2018 was primarily due to a net loss of $98.5 million, partially offset by non-cash charges for stock-based compensation of $36.9 million, depreciation and amortization of $8.9 million, amortization of deferred commissions of $8.1 million, and loss on disposal of property and equipment of $0.5 million. Changes in working capital were favorable to cash flows from operations by $14.2 million primarily due to an increase in the deferred revenue balance of $21.7 million due to increases in sales, an increase in accounts payable and accrued expenses of $7.5 million due to our growth, a decrease in accounts receivable, net of $3.2 million due to increased customer collections, a decrease in prepaid expenses and other current assets of $1.8 million, and an increase in other noncurrent liabilities of $0.9 million due to our growth, partially offset by an increase in deferred commissions of $21.4 million related to increases in our sales.

Investing Activities

Net cash used in investing activities for the nine months ended October 31, 2019 of $39.7 million was related to the net cash payment of $29.2 million for our acquisition of Mintigo, the capitalization of internal-use software of $8.0 million as we expanded the platform and increased our development efforts, and purchases of property and equipment of $2.5 million related to our growth.

Net cash used in investing activities for the nine months ended October 31, 2018 of $18.9 million was related to purchases of property and equipment of $13.5 million related to our growth, and the capitalization of internal-use software of $5.4 million as we expanded the platform and increased our development efforts.

Financing Activities

Net cash provided by financing activities for the nine months ended October 31, 2019 of $35.7 million consisted primarily of $18.9 million in proceeds from the exercise of stock options, $11.5 million from the repayment of promissory notes, and $9.1 million in proceeds from sales of stock under our employee stock purchase plan, partially offset by $3.8 million principal payment on finance lease obligations.

Net cash provided by financing activities for the nine months ended October 31, 2018 of $308.2 million consisted of IPO proceeds of $301.8 million, $5.6 million in proceeds from the exercise of stock options, and $1.6 million from the repayment of promissory notes, partially offset by $0.8 million principal payment on finance lease obligations.

Commitments and Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations and commitments during the nine months ended October 31, 2019 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 filed with the SEC on March 29, 2019.

Off-Balance Sheet Arrangements

Through October 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

During the nine months ended October 31, 2019, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2019 filed with the SEC on March 29, 2019 other than the addition of Business Combinations as discussed below.

Business Combinations

Accounting for business combinations requires us to make significant estimates and assumptions with respect to tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately allocate the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded to goodwill. Estimates in the valuation include, but are not limited to, future expected cash flows, expected asset lives, and discount rates.

Recent Accounting Pronouncements

See “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, and Singapore Dollar. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for the nine months ended October 31, 2019 and 2018.

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of October 31, 2019, we had cash and cash equivalents of $310.8 million, which consisted primarily of bank deposits. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material impact on our operating results for the nine months ended October 31, 2019 and 2018.

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

We have incurred significant losses in each period since inception, including net losses of $131.0 million, $47.6 million, $40.2 million and $112.5 million, respectively, in fiscal 2019, 2018, 2017, and for the nine months ended October 31, 2019. We had an accumulated deficit of $455.8 million at October 31, 2019. Our losses and accumulated deficit reflect the substantial investments we have made to acquire new customers and develop our platform. We expect our operating expenses to increase substantially in the foreseeable future as we make investments and implement initiatives designed to grow our business, including:

•	expanding our sales and marketing organization to increase our overall customer base and expand sales within our current customer base;
•	expanding our offices and headcount internationally as we seek to continue to penetrate international markets;
•	investing in research and development to improve the capabilities of our platform;

•	growing our partner ecosystem;
•	making additional investments to broaden and deepen our user community;
•	expanding our infrastructure, both domestically and internationally, to support future growth;
•	investing in legal, accounting, human resources and other administrative functions necessary to support our operating as a public company; and
•	allocating resources to integrate into the Company, the technology and talent from new acquisitions.

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

Our quarterly results of operations, as well as our key metrics discussed elsewhere in this report, including the levels of our revenue, gross margin, cash flow, and deferred revenue, as well as other metrics such as billings that our analysts may use to evaluate our business, have fluctuated in the past and may vary significantly in the future, and quarter-to-quarter comparisons of our operating results, key metrics and other metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could result in our failure to meet our expectations or those of securities analysts or investors. If we fail to meet these expectations for any particular period, the trading price of our common stock could decline significantly. Factors that may cause these quarterly fluctuations include, without limitation, those listed below:

•	our ability to maintain our existing customer base and attract new customers;
•	the timing and rate at which we sign agreements with customers;
•	the financial condition of our customers;
•	our ability to expand use of our platform by existing customers;
•	our ability to release platform updates and enhancements on a timely basis;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	our ability to successfully compete in our markets;
•	the timing of recognition of revenue;
•	the amount and timing of operating expenses;
•	the amount and timing of completion of professional services engagements;
•	changes in our pricing policies or those of our competitors;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	seasonal variations in sales of our software subscriptions, which have historically been highest in the fourth quarter of a calendar year but may vary in future quarters;

•

the timing and success of new product feature introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners;

•	the timing of expenses related to the development or possible acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;
•	our ability to successfully integrate and monetize the technology acquired through acquisitions;
•	our ability to retain and grow the talent acquired through acquisitions;
•	network outages or security breaches;
•	any adverse litigation, judgments, settlements, or other litigation-related costs;
•	changes in the legislative or regulatory environment, such as with respect to privacy; and
•	general economic, industry, and market conditions, both domestically and internationally.

Because we derive substantially all of our revenue from a single software platform, failure of Connected Planning solutions in general and our platform in particular to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition, and growth prospects.

We derive and expect to continue to derive substantially all of our revenue from our cloud-based enterprise planning software platform. As such, the market acceptance of cloud-based Connected Planning solutions in general and our platform in particular are critical to our continued success. Market acceptance of a cloud-based Connected Planning solution depends in part on market awareness of the benefits that Connected Planning can provide over legacy planning products, emerging point products and manual processes and organizations more broadly deploying planning solutions to their employees and across functional lines of business. In addition, in order for cloud-based Connected Planning solutions to be widely accepted, organizations must overcome any concerns with placing sensitive information on a cloud-based platform. The market for cloud-based Connected Planning solutions is at an early stage of development, and we cannot be sure that this market will expand in a manner that will support the growth of our business. In addition, demand for our platform in particular is affected by a number of other factors, some of which are beyond our control. These factors include continued market acceptance of our platform and the introduction of enhancements to our platform, the pace at which existing customers realize benefits from the use of our platform and its features and decide to expand deployment of our platform across their business, the extent to which our customers involve a wider group of employees in planning, the timing of development and release of new products by our competitors, technological change, the perception of ease of use, reliability and security, the pace at which enterprises transform their business planning capabilities, and developments in data privacy regulations. In addition, we expect that the planning and integration needs of our large and midsize enterprise customers will continue to rapidly change and increase in complexity. We will need to improve the functionality, ease of use, and performance of our platform continually to meet those rapidly changing, complex demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Connected Planning solutions in general or our platform in particular, our business operations, financial results, and growth prospects will be materially and adversely affected.

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

Our business requires our customers to be trained on our platform to effectively implement and increase adoption of our platform. Incorrect or improper implementation or use of our platform could result in customer dissatisfaction and harm our business and financial condition. Our platform is designed to be deployed in a wide range of technological environments and integrates data from a broad and complex range of workflows and systems. Our ability to support such large-scale deployments using disparate technologies requires ongoing training in the proper use of our platform. In order to maximize the value of our platform we must continue to educate and train our customers to develop the skills necessary to harness the power of our platform. Without proper implementation and training, including training qualified professionals and developing a steady stream of skilled users of our platform, we may not be able to accelerate our business. Failure to develop a pipeline of qualified, highly trained professionals may adversely impact our financial performance. If our customers are unable to implement our platform, perceptions of our company and our platform may be impaired, our reputation and brand may suffer, and customers may choose not to renew their subscriptions or increase their purchases of our related services. Our customers and partners need regular training to derive the numerous benefits of our platform and maximize its potential without which our results of operations and growth prospects could be materially adversely affected.

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

Our competitors include Oracle Corporation (Oracle), SAP AG (SAP), Workday, Inc. and International Business Machines Corporation (IBM), which are well-established providers of business planning and analytics software with long-standing relationships with many customers. Some customers may be hesitant to adopt cloud-based software such as ours or to purchase cloud-based software from us and may prefer to purchase from such legacy software vendors. Oracle, SAP, and IBM are larger than we are and have greater name recognition, longer operating histories, larger marketing budgets, and significantly greater resources than we do. These vendors, as well as other competitors, may offer business planning software on a standalone basis at a low price or bundled as part of a larger product sale. Our competitors may also seek to partner with other leading cloud providers.

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

Our ability to increase our customer base, achieve broader market acceptance of our platform, grow our revenue, and achieve and sustain profitability will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. Our sales and marketing expenses represent a significant percentage of our revenue, and our operating results will suffer if our sales and marketing expenditures do not contribute to increasing revenue as we anticipate. We are substantially dependent on our direct sales force to obtain new customers. Over the last three years we have substantially increased the size of our direct sales force, and accordingly many of the new members of our sales force have not yet become fully productive. We plan to continue to expand our direct sales force both domestically and internationally. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Furthermore, hiring sales personnel in new countries can be costly, complex, and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue that we expect to receive from those countries. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training, and retaining a sufficient number of direct sales personnel. Attrition rates may increase, and we may face integration challenges as we continue to seek to aggressively expand our sales force. Moreover, we do not have significant experience as an organization developing and implementing overseas marketing campaigns, and such campaigns may be expensive and difficult to implement. Our business will be harmed if our continuing investment in increasing our sales and marketing capabilities do not generate a significant increase in revenue.

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

Our platform is complex, has contained defects and errors and may continue to contain undetected defects or errors. We are continuing to evolve the features and functionality of our platform through updates and enhancements, and as we do so, we may introduce additional defects or errors that may not be detected until after deployment by our customers. In addition, if our platform is not implemented or used correctly or as intended, inadequate performance and disruptions in service may result. Moreover, we have and may in the future acquire companies or integrate into our platform technologies developed by third parties and we may encounter difficulty in incorporating the newly-obtained technologies into our platform and maintaining the quality standards that are consistent with our reputation. In addition, while we seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers, we have experienced, and may in the future experience, disruptions, outages, and other performance problems.

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

We currently serve our customers from third-party data center facilities operated by Equinix, Inc. located in the United States, the Netherlands, and Germany. Any damage to, or failure of, our systems generally could interrupt service or impair the use or functionality of our platform. In addition, as we continue to increase the number of customers and users on our platform, we will need to increase the capacity of our data center infrastructure, including internationally. If we do not increase our capacity in a timely manner, customers could experience interruptions or delays in access to our platform, and we may not be able to attract potential customers in specific regions of the world unless we open data centers in those regions. As we continue to add data centers and capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the use or functionality of our platform. Any damage to, or failure of, our systems, or those of our third-party data centers, could result in impairment of or interruptions in service. Impairment of or interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to terminate their subscriptions, and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our platform is unreliable.

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

We generally recognize subscription revenue from customers ratably over the terms of their contracts, which are typically two to three years, although some customers commit for shorter periods. As a result, most of the subscription revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our pricing policies or rate of renewals, may not be fully apparent from our reported results of operations until future periods.

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

We anticipate that we will continue to significantly expand our operations and headcount in the near term, including internationally. We sell our platform to customers in several countries and have employees in North America, Europe, Asia and Israel. We plan to continue to expand our operations into other countries in the future. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively and execute our business plan. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures, and we will need to ensure that we maintain high levels of customer support. Failure to effectively manage growth and execute our business plan could result in difficulty or delays in increasing the size of our customer base, declines in quality of customer support or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely affect our business performance and results of operations.

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

Personal privacy has become a significant issue in the United States and in many other countries where our platform is available. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, in June 2018, California enacted the California Consumer Privacy Act, or CCPA. The CCPA takes effect on January 1, 2020, and broadly defines personal information, extends expanded privacy rights and protections to California residents, and provides for civil penalties for violations and a private right of action for data breaches. In addition to California, many federal, state, and foreign government bodies and agencies have adopted or are considering adopting laws, rules, and regulations regarding the collection, use, storage, data residency, security, and disclosure of personal information and breach notification procedures. Laws, rules, and regulations in these jurisdictions apply broadly to the collection, use, storage, data residency, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and in some jurisdictions, Internet Protocol addresses. Interpretation of, and costs of compliance with, these laws, rules, and regulations and their application to our platform and services in the United States and foreign jurisdictions is ongoing and cannot be fully determined at this time.

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

The GDPR significantly increases the level of sanctions for non-compliance from those in existing EU data protection law. EU data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global turnover for the preceding financial year, whichever is higher, and actual or alleged violations of the GDPR may also lead to damages claims by data controllers and data subjects. We have taken and will continue to take steps to cause our processes to be compliant with applicable portions of the GDPR, but the rules and regulations under the GDPR may not be fully articulated and we cannot assure you that our steps will be compliant. Our efforts to comply with the GDPR or other new data protection laws and regulations may cause us to incur substantial operational costs, require us to modify our data handling practices, and may otherwise adversely impact our business, financial condition and operating results.

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

We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, the U.K. Modern Slavery Act and other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making or offering improper payments, or other benefits to government officials and others in the private sector. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could harm our business, operating results, and financial condition.

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

Claims of intellectual property rights infringement or other violations of intellectual property rights might require us to stop using technology found to violate a third party’s rights, redesign our platform, which could require significant effort and expense and cause delays of releases, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. With respect to such technology for which intellectual property rights are claimed to be infringed or otherwise violated by our technology or the conduct of our business, if we cannot or do not license any infringed or otherwise violated technology on commercially reasonable terms or at all, or substitute similar non-infringing technology from another source, we could be forced to limit or stop selling our platform, we may not be able to meet our obligations to customers under our customer contracts, we may be unable to compete effectively, and our revenue and operating results could be adversely impacted. We may also be obligated to indemnify our customers and business partners or to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify our platform, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding intellectual property could be costly and time-consuming, damage our reputation and brand, and divert the attention of our management and key personnel from our business operations.

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

As we expand our geographical footprint and increase our headcount, we will need to maintain our corporate culture among a larger number of employees dispersed in various geographic regions. Any failure to maintain the cohesiveness our culture could negatively affect our business, reduce our ability to retain and recruit personnel and could lead to the failure to achieve our vision and implement our strategy.

We may engage in strategic transactions, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results. The anticipated benefits of our acquisitions or joint ventures may not fully materialize or may take longer than expected.

In pursuing our business strategy, we have in the past acquired and may in the future seek to acquire or invest in businesses, products, technologies, or talent that we believe could complement or expand our platform, augment our product offerings, enhance our technical capabilities or otherwise offer growth opportunities. We routinely evaluate potential targets for possible acquisitions in alignment with our business objectives. We could also enter into joint ventures or other strategic transactions for the same purpose. We often compete with others for the same opportunities. The pursuit of any of these strategic transactions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable transactions, whether or not they are consummated.

Although we seek to mitigate the risks and liabilities associated with such transactions through due diligence and other means, there may be risks and liabilities that such due diligence efforts fail to discover or that are not accurately and fully disclosed to us or that we inadequately assess.

We may fail to accurately anticipate the adoption rates of the acquired technology and such technology may fail to operate as expected. Additionally, if key personnel leave, the acquisition may not yield anticipate returns. In addition, we have limited experience in consummating strategic transactions. If we acquire additional businesses or enter into other strategic transactions, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the strategic transactions. We also may not achieve the anticipated benefits from the strategic transactions due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services;
•	product synergies, cost reductions and economies of scale may not materialize as expected;
•	the business culture of the acquired entity may not match well with our culture;
•	unforeseen delays, unanticipated costs and liabilities may arise when integrating operations, processes and systems in geographies where we have not conducted business;
•	unanticipated costs or liabilities associated with the strategic transactions;
•	incurrence of transaction-related costs;
•	difficulty integrating the accounting systems, security infrastructure, operations, and personnel of the acquired business;
•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•

difficulty converting the current and prospective customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support, or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;
•	adverse effects to our existing business relationships with business partners and customers as a result of the strategic transactions;
•	unexpected costs may arise due to unforeseen changes in tax, payroll, pension, labor, trade, environmental and safety policies in new jurisdictions where the acquired entity operates;
•	difficulty in retaining, motivating and integrating key management and other employees of the acquired business;
•	use of resources that are needed in other parts of our business; and
•	use of substantial portions of our available cash to consummate the strategic transaction.

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

Our corporate headquarters are located in San Francisco, California, and our data centers are located in the United States, the Netherlands, and Germany. The west coast of the United States contains active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could have an adverse effect on our business, operating results, and financial condition.

We incur increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission, or the SEC, and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased, and may continue to increase, our legal and financial compliance costs and makes some activities more time consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act, in fiscal 2020.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. During the fiscal quarter ended January 31, 2019, a material weakness in internal control over financial reporting was identified relating to an error in the accounting for stock-based compensation expense with respect to certain of our restricted stock units, or RSUs, granted prior to our IPO. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The error was corrected through an immaterial correction relating specifically to stock-based compensation expense in the three and nine months ended October 31, 2018, as described in Note 1 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed on March 29, 2019. We remediated this material weakness during the quarter ended January 31, 2019 by enhancing and adding additional review controls over non-standard share-based payment awards. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit issued an opinion in Altera Corp. v. Commissioner upholding the U.S. Treasury Department’s regulations requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation in proportion to the economic activity of the related parties. This opinion reversed the prior decision of the U.S. Tax Court. On November 12th, 2019, the Ninth Circuit denied a petition for a rehearing of the case. The case remains potentially open for judicial review by the Supreme Court. Since the Ninth Circuit ruling is potentially subject to further judicial review, the Company will continue to monitor developments and potential impacts to our consolidated financial statements.

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

The market price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in October 2018 at a price of $17.00 per share, our stock price has ranged from $20.95 to $59.90, through December 2, 2019. In addition to factors discussed in this report, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 17, 2019, we repurchased 135,416 shares of restricted common stock from one former employee. We exercised our contractual right to repurchase these shares at a price of $4.59 per share.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-K	001-38698	3.1	March 29, 2019

3.2	Amended and Restated Bylaws of Registrant.	10-K	001-38698	3.2	March 29, 2019
10.1	Amendment to the Credit Agreement between Anaplan, Inc. and Wells Fargo Bank, N.A.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

ANAPLAN, INC.

	By:	/s/ David H. Morton, Jr.
Date: December 9, 2019		David H. Morton, Jr.
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)