Form 10-K
period 2020-01-31
Anaplan, Inc.
filed 2020-03-30
CIK 1540755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

001-38698

(Commission File No.)

ANAPLAN, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-0897861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Hawthorne Street San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

(415) 742-8199

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PLAN	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 31, 2019, based on the closing price of the shares of common stock on the New York Stock Exchange on July 31, 2019, was $5.68 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2020, the number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding was 136.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended January 31, 2020.

CAUTIONARY note regarding FORWARD-lOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this report are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements contained in this report include, but are not limited to, statements about:

•	our future performance, including our revenue, costs of revenue, gross profit or gross margin, operating expenses, deferred revenue and billings;
•	our ability to sell our platform to new customers;
•	our ability to retain, and expand use of our platform by, our existing customers;
•	our ability to train our customers and partners to effectively utilize our platform;
•	the sufficiency of our cash and cash equivalents to meet our projected operating requirements;
•	our ability to maintain the security of our platform;
•	our ability to maintain the availability of our platform;
•	our ability to successfully expand in our existing markets and into new markets;
•	our ability to effectively manage our growth and future expenses;
•	our ability to broaden and deepen our partner ecosystem;
•	our estimated total addressable market;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to enhance our platform and satisfy the cloud infrastructure priorities of our customers;
•	our ability to comply with laws, regulations and accounting rules applying to our business, including privacy regulations such as the General Data Protection Regulation;
•	anticipated income tax rates, tax estimates and tax standards;
•	the attraction and retention of qualified employees and key personnel and the rate of expansion and productivity of our sales force;
•	our anticipated investments in sales and marketing and research and development;
•	our ability to realize anticipated benefits from strategic transactions in a timely manner;
•	our ability to manage changes in foreign currency exchange rates and effectively hedge our foreign currency exposure;
•	our ability to successfully defend litigation brought against us; and
•	potential impact of the global pandemic related to COVID-19, or coronavirus, on our business operations and financial results.

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

PART I

item 1. business

Overview

Anaplan is pioneering the category of Connected Planning. Our platform enables organizations to make better decisions and to plan and execute their ongoing digital transformation to compete in today’s digital economy. We believe Connected Planning is an essential cloud category. It fundamentally transforms planning by connecting all of the people, data, and plans needed to accelerate business value and enable real-time planning and decision-making in rapidly changing business environments. Connected Planning accelerates business value by transforming the way organizations make decisions and placing the power of planning in the hands of every individual at every level within and between organizations. We continue to see the growth in the strategic value of the Connected Planning platform as a foundation for companies to drive digital transformation.

Connected Planning represents a fundamental shift from the legacy approach to planning, which is typically confined to the finance department and uses a patchwork of outdated and disconnected tools and manual processes that are often overly complex, slow, inefficient, and static. Connected Planning enables dynamic, collaborative, and intelligent planning across all areas of an organization, including finance, sales, and supply chain, and other corporate functions such as marketing, human resources, and operations. It enables organizations to manage their people, products and customers with agility.

Our cloud platform offers complex scenario modeling, automated data analysis, machine learning, and predictive and advanced analytical capabilities to help all organizations drive growth and business outcomes, with a focus on large global enterprises. We empower customers to quickly and easily build models to address their most complex business challenges. Our powerful modeling engine, which is based on our proprietary Hyperblock® technology, enables thousands of concurrent users to access a centralized single source of information for planning, ensuring the consistency, quality, and integrity of the data. Our innovative in-memory architecture allows customers to rapidly run alternative scenarios to understand the impact of changes in business assumptions. This functionality allows users to view and assess the impact of assumptions on plans and key performance indicators in real time. Our platform also leverages predictive analytics to produce actionable intelligence that gives our customers a competitive advantage. We continue to invest in artificial intelligence, including machine learning, to further enhance the predictive capabilities of our platform. An example is our recent investment in enhancing the predictive capabilities of our platform for sales and marketing, where we continue building our expertise in data science. We also continue to enhance the user experience on our platform and recently introduced a mobile app to enable planning on the go.

Our proprietary Hyperblock® technology is at the core of our platform and was purpose-built for Connected Planning. This powerful in-memory modeling engine delivers calculations on a massive amount of data at very high speed in real time. Our platform unites traditionally distinct or disconnected database structures, including relational, columnar, and online analytical processing, or OLAP, with in-memory data storage and calculation. Our flexible data structure enables users to easily build and modify complex multi-dimensional models in a single modeling environment, scaling to thousands of concurrent users. Together, these technologies enable flexible modeling, widespread collaboration, and rapid calculation and iteration. As a result, our platform provides insights that were previously unavailable.

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

We see the value in developing the Connected Planning ecosystem with our continued investment in the Anaplan Academy. The Anaplan Academy is focused on creating and delivering more learning courses and enabling more Master Anaplanner certifications. The learning courses and additional experienced users will help our customers and partners more effectively unlock the potential of our Connected Planning platform. We continue to add expertise and leadership to our fast-growing community of Anaplanners.

We focus our selling efforts on executives of large enterprises, who are often making a strategic purchase of our platform with the potential for broad use throughout their organizations. We use a “land and expand” sales strategy to capitalize on this potential. Our platform is often initially adopted within a specific business function, including in finance, sales, and supply chain, and other corporate functions such as marketing, human resources, and operations, for one or more planning use cases. Once customers see the benefits of our platform for their initial use cases, they often increase the number of users, add new use cases, and expand to additional lines of business, divisions, and geographies. We call this the Honeycomb™ effect. This expansion often generates a natural network effect in which the value of our platform increases as more use cases are adopted, more users are connected, and greater amounts of data are incorporated in our platform.

As of January 31, 2020, over 1,400 customers were using our platform. The success of our “land and expand” strategy is validated by the expansion we have experienced in the use of our platform by our largest customers and by our dollar-based net expansion rates. Our top 25 customers by average annual recurring revenue as of January 31, 2020, had average annual recurring revenue of approximately $3.6 million, compared to the average annual recurring revenue represented by their initial purchase of approximately $0.3 million. In addition, our annual dollar-based net expansion rate for Anaplan as a whole was over 120% at the end of fiscal 2020, 2019, and 2018, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of how we calculate our dollar-based net expansion rate. The number of customers with greater than $250,000 of annual recurring revenue was 353, 248, and 181 as of the end of fiscal 2020, 2019, and 2018, respectively. While achieving and maintaining incremental sales to existing customers requires increasingly sophisticated and costly sales efforts, we believe the introduction of new solutions, features and functionality to our platform, and customers realizing benefits through their initial adoption of our platform means we have significant opportunities to further expand the use of our platform by our existing customers as well as to attract additional large customers.

We sell our cloud platform primarily through our direct sales team. We also have a broad network of partners, including strategic and advisory consulting, systems integration, and technology firms to extend our customer reach and help accelerate the sale and delivery of our platform as a supplement to our direct sales force. Our global partners, including global strategic consulting firms and global systems integrators, often promote our platform as their clients examine how to plan more effectively or seek digital transformation through organizational change or improved business processes. We also partner with leading regional consulting firms. These highly skilled regional partners not only provide subject-matter expertise in the implementation of specific use cases, but they also act as an extension of our direct sales force by identifying and referring opportunities to us. We and our partners create templatized solution offerings to further accelerate the implementation, adoption and expansion of our platform. We continue to invest in on-going training of our partners to ensure that our customers have access to high-caliber partners who are well-versed in our latest technology.

For financial information regarding our business, see “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and our consolidated audited financial statements and related notes included elsewhere in this Annual Report.

Our Platform

Our cloud platform is designed to address the end-to-end Connected Planning needs of all organizations and to enable them to plan and execute digital transformations. It incorporates the best elements of existing, standalone technologies in a single, unified codebase specifically architected for a cloud-native environment from its inception to serve as a single platform for decision-making and planning. Our platform has the power and functionality to address the most complex planning challenges of the largest global enterprises.

Our proprietary Hyperblock® technology is at the core of our platform and was purpose-built to bring real-time Connected Planning to lines of business throughout the organization, including sales, supply chain, marketing, human resources, and operations, in addition to finance.

We empower customers to quickly and easily build models to address the most complex business challenges through a collaborative and intuitive user experience. Our powerful modeling engine, which is based on our proprietary Hyperblock® technology, enables thousands of concurrent users to access a centralized single source of information for planning, ensuring the consistency, quality, and integrity of data for every user for real-time calculation at enterprise scale. Our innovative in-memory architecture allows customers to rapidly run alternative scenarios to understand the impact of changes in business assumptions on plans and key performance indicators in real time in a secure environment through identity management, data encryption and user access controls. Our platform also leverages predictive analytics to produce actionable intelligence that gives our customers a competitive advantage. We continue to invest in artificial intelligence, including machine learning, to further enhance the predictive capabilities of our platform in addition to investing in the extensibility of our platform with flexible integrations, APIs and connectors.

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

•	Supply Chain. Managing supply chain fundamentals, including demand planning, supply planning, sales and operations planning, inventory, and new product introduction planning.
•	HR. Managing workforce plans and performance, including workforce and headcount planning, workforce optimization planning, succession planning, and global compensation.
•	Marketing. Managing marketing performance, including trade promotion planning, pricing optimization, and marketing performance management.
•

Operations.    Managing performance for many additional operational areas, including IT, project budgeting and performance analysis, retail merchandise planning, call center planning, resource capacity planning for professional services, actuarial and premium modeling for insurance, capital planning for banking, clinical trial planning for pharmaceuticals, merchandize planning for retailers and commodity sensitivity analysis for consumer goods.

•

Digital Transformation.    Managing digital transformation, planning and execution for discrete operating areas or the company as a whole. Once the Anaplan model is created, operating and technology leaders can work together in real time to identify those areas that can be most improved by introducing new technologies and/or processes.

Benefits to Our Customers

Our customers use our platform to improve their businesses by making better and faster decisions and transform their businesses by enabling new technology and process changes. Our platform allows our customers to rapidly achieve productivity gains and cost savings, which can result in high returns on investment.

Our customers achieve these benefits as a result of the following key attributes of our platform:

•

Intelligent.    Customers can gain actionable intelligence by accessing data from both within and outside of the organization, integrating hundreds of applications and documents, and using advanced predictive analytics.

•

Collaborative.    Customers can connect people, data, and plans to collaborate across the organization in real time without transferring data between point products and spreadsheets. As a result, our platform enables collaborative and intuitive user experience and integrated business planning at strategic and operational levels across lines of business.

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

•

Easy to Implement and Use.    Customers can rapidly build and easily modify and manage sophisticated models to address their specific needs without coding or relying on their IT departments, resulting in a more rapid return on their time and investment with a seamless and personalized experience across devices.

•

Comprehensive.    Customers can benefit from a comprehensive platform designed to be deployed horizontally and vertically throughout their organizations. Users from every line of business across and within our customers can utilize our platform to address all of their Connected Planning needs.

•

Mobile & Improved User Interface.    Customers can benefit from the mobile app that enables quick decision-making and can increase efficiencies around planning processes to extend the reach of our platform. Our improved and modern user interface includes highly customized views and reports that facilitate personalized experiences for every user of the platform. The workflow improvements include guided experiences for quicker execution. The intuitive interface allows users to combine insights from multiple complex models into one consolidated view and enables real-time forecast updates.

Our Technology

Our platform is built on a multi-tenant, cloud-native architecture, with our proprietary Hyperblock® technology at its core. This platform is purpose-built to leverage the efficiency and effectiveness that Hyperblock® provides to enable any user to quickly and easily build complex Connected Planning models with powerful capabilities that accelerate business success. By fusing Hyperblock® with features designed for usability, intelligence, and security, users are able to process data from a wide breadth of use cases within a single modeling environment. Key technology components of our platform include:

•

Purpose-Built with Hyperblock® for Connected Planning.    Our proprietary Hyperblock® technology combines a flexible data structure with in-memory storage and calculation, allowing users to make decisions in near-real time. The platform is deployed in a multi-tenant cloud environment to enable scale without degradation of quality across numerous users.

•

Flexible Data Structure.    Hyperblock® merges traditionally distinct or disconnected database structures, including relational, columnar, and OLAP, with in-memory data storage and calculation into a unified architecture. By providing a flexible data structure, users can easily build and modify multi-dimensional models addressing use cases that span the breadth of a company’s needs, all within a single modeling environment.

•

In-Memory Data Engine.    Hyperblock® includes an in-memory data engine that leverages 64-bit multi-core parallel processors to centralize calculation logic in one place and delivers calculations on a massive amount of data at very high speed in real-time. By leveraging in-memory storage, Hyperblock® allows every cell to know its relationship to the rest of the data and automatically updates for any changes in that data set.

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

•

Natural Language Modeling.    This technology gives business users powerful control over models by allowing them to create and modify models with clicks, not code. Business users can change hierarchy definitions and perform other changes using drag-and-drop functionality and create and update models using natural language references in formula calculations. This approach significantly reduces the chances of logical errors being created in a model and makes it far easier to identify errors if they are made.

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

•

Robust Security.    We built robust security into our platform and customers can benefit from the robust security features including data encryption, user access and identity management. Data at rest is stored in a proprietary, non-readable binary format and subject to full-disk AES-256 encryption. Backups also use AES-256 encryption. A bring your own key, or BYOK, option enables our customers to own and manage their own encryption keys if required for compliance needs.

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

•

Data Management.    Our platform’s features enable users to create a data hub to greatly accelerate the realization of Connected Planning by providing a single, accurate, and consistent data repository for users across an organization. Administrators can manage connections between the data hub and source systems or the corporate data warehouse, while individual users connect their planning models to the data hub. This architecture eliminates the need for users to establish data connections to source systems and helps ensure the quality and integrity of those connections.

•

Interoperability and Extensibility.    Our platform enables our customers to model and optimize a vast array of processes within their organizations utilizing data from many sources. Our platform also integrates with the products of leading technology partners and it supports open API standards-based data sharing, flexible integrations and connections. This capability allows seamless data ingestion from the source systems on the back end. The platform also enables companies to collaborate with users outside of our platform framework, such as trading partners in a supply chain.

Our Growth Strategy

Our goal is to make Anaplan the platform of choice for end-to-end Connected Planning in large global enterprises. Key elements of our growth strategy include:

•

Drive New Customer Acquisition.    While we have enjoyed rapid customer growth, we believe we are still in the very early stages of penetrating our addressable market. We strive to make our platform the preferred planning foundation for large enterprises seeking digital transformation, which we believe have the largest communities of potential users and face the most complex planning challenges. We believe these large organizations have the greatest potential for expanded use of our platform and have needs that are particularly well addressed by the comprehensive capabilities of our platform. Through the Honeycomb™ effect, we seek to deliver strategic value to the C-suite with the ability to provide a line-of-sight connecting every function, asset, capacity, risk and resource across the enterprise which creates a dynamic view of the financial implications and guides better business outcomes. We utilize an ecosystem of partners who provide leverage to our sales team in targeting and selling our platform to large and mid-market organizations.

•

Expand within Existing Customers.    We aim to drive Connected Planning across the entire organization to help our customers benefit from the full value of our platform. Our platform is often initially adopted within a specific line of business, including in finance, sales, and supply chain, and other corporate functions such as marketing, human resources, and operations, for one or more planning use cases. Once customers see the benefits of our platform for their initial use cases, they often increase the number of users, add new use cases, and expand to additional lines of business, divisions, and geographies as they continue unlocking the agile enterprise planning and operating model across functional boundaries. This expansion often generates a natural network effect in which the value of our platform increases as more use cases are adopted, more users are connected, and greater amounts of data are incorporated in our platform. The value of the digital transformation capabilities becomes greater as the use of our platform expands within an organization. Our ability to expand within our customers’ organization is reflected by the annual dollar-based net expansion rate for Anaplan as a whole, which has been over 120% as of the end of each of our last three fiscal years.

•

Continue to Expand Globally.    We have a significant opportunity to further expand and we intend to continue to invest in the use of our platform. We have made substantial investments in building our global sales and marketing, service delivery, and customer support capabilities and have a strong and growing presence globally. In fiscal 2020, approximately 43% of our revenue was generated outside of the United States, demonstrating the importance of our global operations. As companies across the globe are digitizing their business processes and maturing their digital transformation efforts, they are trying to be more efficient in managing their resources and are finding value in our platform. We continue working closely with our partners in offering a complete end-to-end solution that provides a strategic competitive advantage.

•

Broaden and Deepen our Partner Ecosystem.    Our partner ecosystem extends our geographic coverage, accelerates the usage and adoption of our platform, promotes thought leadership, and enables more efficient delivery of service solutions. We intend to augment and deepen our relationships with global and regional partners, including strategic and advisory consulting firms, systems integration, and technology firms. We believe our partners’ scale and route to market can significantly contribute to our ability to penetrate our addressable market, extend our geographic coverage and accelerate the usage and adoption of our platform.

•

Continue to Innovate and Extend our Technology Platform Leadership.    We plan to continue extending the functionality and breadth of our platform. We have a well-defined technology roadmap to introduce new features and functionality to our platform that we believe will enhance our ability to generate revenue by broadening the appeal of our platform to potential new customers as well as increasing the opportunities for further expanding the use of our platform by existing customers. We are investing to further enhance the user interface, functionality, interoperability, extensibility and usability of our platform, including in artificial intelligence, including machine learning, to further expand the predictive capabilities of our platform.

Customer First Strategy

We put the success of our customers at the center of our culture, strategy, and investments. We view our Customer First strategy as core to capturing our Connected Planning vision and driving continued expansion in the use of our platform. As thought leaders in Connected Planning and its enablement of digital transformation initiatives, we have developed deep domain expertise and best practices that are crucial to addressing our customers’ and partners’ planning challenges. By aligning our thought leadership, worldwide development and delivery capabilities, and local sales and service resources, our Customer First strategy drives exceptional value throughout our customers’ Connected Planning and digital transformation journeys. We also ensure that our partner community supporting our customers is fully versed in this philosophy by enabling them with resources such as the Anaplan Academy, which provides access to training materials and certifications to our customers and partners. As part of our Customer First strategy, we created our customer success team dedicated to delivering an exceptional customer experience designed to foster rapid adoption, ease of doing business with us, high engagement, and strong customer retention and expansion.

Our Customers

As of January 31, 2020, we served over 1,400 customers in 50 countries.

Our customers include leading businesses in a diverse set of industries, including financial services, professional services, technology, energy, consumer goods, manufacturing, healthcare, media, retail, and transportation, as well as government agencies. No individual customer represented more than 10% of our revenue in fiscal 2020.

Our customers are passionate about our platform. We have created a program for select users to receive status as Master Anaplanners. These individuals have volunteered their own time to become identified experts on our platform and frequently promote Anaplan within their organizations and evangelize the benefits of our platform to prospective customers.

Our Culture and Employees

Our culture is the foundation of everything we do. We strive to foster a productive and engaging work environment that embodies our core values: openness, authenticity, inclusiveness, collaboration, creativity and tenacity. We put our customers first, and we focus on being innovative, passionate and bold. Our talent strategy is aligned with our business vision for long-term growth and our innovative platform strategy. We hire those who have a passion for disrupting the current planning technology paradigm, enabling our customers to dramatically improve real-time decision-making in their businesses and drive visibility into analysis and deep planning into organizations.

As of January 31, 2020, we employed 1,601 people. We also engage temporary employees and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages.

Sales and Marketing

We sell our platform primarily through our direct sales team targeting large enterprises. We have also developed strategic partnerships and relationships to source leads, provide consulting, training and implementation services and drive thought leadership in promoting Connected Planning and digital transformation. To accelerate the adoption of our platform, we and our partners create templatized solution offerings that are available on our App Hub marketplace. We intend to continue to showcase solutions and use cases on our App Hub. We also encourage our partners and customers to publish the use cases they have developed on our App Hub to generate user interest. We also create and share best practices, road maps for success and advice on how to accelerate and optimize Connected Planning.

Our partnerships provide us with a significant source of lead generation and implementation leverage. These partners use our platform to build mission-critical applications for their clients to demonstrate thought leadership and provide solutions to complex modeling, forecasting, and planning problems. We generally host an annual Anaplan Connected Planning Xperience, or CPX, user conference to connect existing and potential customers, share best practices, and reinforce our brand. Through CPX we educate our end users and provide them with the expertise and knowledge to help them become successful Anaplan experts.

Partnerships and Strategic Relationships

We continue to develop a robust ecosystem of partners, including strategic and advisory consulting, systems integration, and technology firms. These partnerships allow us to extend our customer reach, develop assets and solutions, and drive customer adoption and expansion of our platform. These firms supplement our direct sales force with subject matter expertise for driving Connected Planning transformations for our customers. We categorize these partners as:

•

Global Partners.    We partner with global strategic consulting firms and global system integrators that act as strategic advisors to senior executives in corporate, functional, and process transformation initiatives of organizations. These partners promote Anaplan’s platform as part of the large-scale transformation projects they drive by identifying opportunities in which our platform can help companies maximize the effectiveness of their business processes. Global system integrators also help us scale our sales and implementation delivery capacity globally by leveraging their trained staff. We believe engagements by those strategic partners lend themselves to Connected Planning because they frequently involve their clients re-examining how they can plan more dynamically and effectively as part of their digital transformations to support their strategic goals.

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

•

Technology Partners.    We are co-developing solutions with other widely adopted SaaS applications, allowing our customers to extend value across our planning platform with other applications used for areas such as customer relationship management, marketing, information technology system management, and business intelligence. Many of our consulting and implementation partners have begun to integrate Anaplan into their other vendor practice areas.

Research and Development

Our research and development team is focused on maintaining and improving our resilient platform for real-time calculation, enabling customers to derive insights for decision-making and accelerate business agility. We have a research and development culture that seeks to deliver high-quality enhancements to the functionality, performance, security, reliability, extensibility and usability of our platform and is focused on maintaining and improving our resilient platform for real-time calculation at enterprise scale. Our research and development organization is primarily responsible for design, development, testing, and delivery of our products and platform in addition to enabling frictionless, scalable integration and extension of our platform. We focus our efforts on developing core technologies, as well as further enhancing the usability, functionality, mobility, reliability, performance, and flexibility of our platform. Our research and development team enables our strategic innovation for our customer and partner solutions. We strive to achieve interoperability and extensibility with flexible integrations, connectors and APIs while providing robust protection through data encryption, identity management and user access.

We have a global workforce with research and development hubs in the United Kingdom, Israel and San Francisco, California. We hire skilled engineers, data scientists, and other talent from a variety of industries with expertise in developing mission-critical applications for global, distributed large enterprises.

Competition

The market for Connected Planning and digital transformation solutions is new and characterized by rapid technology innovation. To our knowledge, there are no other companies that service the breadth of use cases or the varying enterprise needs that we do. In many cases, our primary competition is manual, often spreadsheet-driven, processes and custom-built approaches. In addition, we compete with certain applications of large software companies, including legacy vendors such as Oracle Corporation (Oracle), SAP AG (SAP), Workday, Inc. (Workday), and International Business Machines Corporation (IBM) that offer on-premises applications sold on a perpetual license and maintenance basis, as well as cloud software versions adapted from on-premises applications. We also compete with vendors of point solution applications focused on a specific department or use case, such as sales performance management, financial planning, and supply chain planning. We could also face competition from new market entrants, some of whom may be our current technology partners.

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

We believe that we are competitive with respect to each of these factors.

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections, to establish and protect our intellectual property rights while actively working to increase our patent portfolio. As of January 31, 2020, we had four issued U.S. patents that expire between November 2030 and August 2034. We pursue the registration and enforcement of domain names, trademarks, and service marks in the United States and in various jurisdictions outside the United States. We also actively seek patent protection covering inventions originating from our company. We require our employees, consultants, and other third parties to enter into confidentiality and proprietary rights agreements and we control access to software, documentation, and other proprietary information.

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

Facilities

We sublease approximately 55,000 square feet of space for our corporate headquarters in San Francisco, California pursuant to a sublease that expires in February 2026. We also have offices or co-working facilities in Chicago, Illinois, Boston, Massachusetts, Minneapolis, Minnesota, New York, New York and Plano, Texas. We maintain international offices or co-working facilities in Australia, Austria, Belgium, France, Germany, India, Israel, Japan, Malaysia, the Netherlands, Philippines, Singapore, Sweden, Switzerland and the United Kingdom. We believe that we will be able to obtain additional space on commercially reasonable terms.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Center section of our website at investors.anaplan.com as soon as reasonably practicable after we file such material with the Securities and Exchange Commission, or the SEC. The SEC also maintains an Internet website that contains reports and other information regarding issuers, such as Anaplan, that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov.

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

While we were originally formed as Anaplan, LLC in 2008 and first introduced our business planning platform in 2011, much of our growth has occurred over the last four years. Over the last four years we have hired new senior management, substantially increased our sales and customer success headcount, shifted our sales strategy to increase our focus on large global enterprises and increased our reliance on partners to accelerate our sales process and provide implementation services. We have also substantially increased our engineering headcount and increased the frequency of our product enhancements and releases. As we have a limited history of operations at our current scale and under our current strategy, our ability to forecast our future operating results and plan for and model future growth is more limited than that of companies with longer operating histories and subject to a number of uncertainties. In addition, we have encountered and will encounter risks, uncertainties and challenges frequently experienced by growing companies in rapidly changing markets, such as determining appropriate investments of our limited resources, market acceptance of our existing and future products and capabilities, competition from other companies, successfully acquiring large new customers on a cost-effective basis and increasing revenue from existing customers, determining an appropriate headcount strategy and recruiting, training and retaining skilled personnel in support of such strategy, developing new products and capabilities, determining appropriate pricing and pricing structures for our products and capabilities, successfully protecting our intellectual property and defending against intellectual property infringement claims, unforeseen expenses and challenges in forecasting accuracy.

If our assumptions regarding these risks, uncertainties and challenges are incorrect or change, or if we do not execute on our strategy and manage these risks, uncertainties and challenges successfully, our operating results could differ materially from our expectations and those of securities analysts and investors, and our business could suffer and the trading price of our common stock could decline.

We have experienced rapid revenue growth in recent periods, and our recent growth rates may not be indicative of our future growth.

From fiscal 2019 to fiscal 2020, our total revenue grew from $240.6 million to $348.0 million, an increase of 45%, and from fiscal 2018 to fiscal 2019, our total revenue grew from $168.3 million to $240.6 million, an increase of 43%. In future periods, we may not be able to sustain revenue growth consistent with recent history and/or that meets the expectations of securities analysts or investors. You should not consider our recent revenue growth as indicative of our future performance. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or fiscal year as an indication of our future revenue or revenue growth.

We have a history of net losses, we anticipate increasing our operating expenses in the future, and we do not expect to be profitable for the near future.

We have incurred significant losses in each period since inception, including net losses of $149.2 million, $131.0 million, and $47.6 million, respectively, in fiscal 2020, 2019, and 2018. We had an accumulated deficit of $492.5 million at January 31, 2020. Our losses and accumulated deficit reflect the substantial investments we have made to acquire new customers and develop our platform. We expect our operating expenses to increase substantially in the foreseeable future as we continue to make investments and implement initiatives designed to grow our business, including:

•	expanding our sales and marketing organization to increase our overall customer base, pursue larger transactions and expand sales within our current customer base;
•	expanding our offices and headcount internationally as we seek to continue to penetrate international markets;
•	investing in research and development to improve the capabilities, features and functionality of our platform;
•	growing our partner ecosystem;
•	making additional investments to broaden and deepen our user community;
•	expanding our operations and infrastructure, both domestically and internationally, to support future growth; and
•	investing in legal, accounting, human resources and other administrative functions necessary to support our operating as a public company.

These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and sustain profitability. Growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to successfully implement our “land and expand” strategy, which we also refer to as the Honeycomb™ effect, a failure to increase our number of partners, increasing competition, decreasing growth of our overall market, an increase in legal risk from the use of our products due to evolving laws, regulations or standards, or an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. Furthermore, to the extent we are successful in increasing our customer base, we will also initially incur increased losses because costs associated with acquiring customers are generally incurred up front. In contrast, subscription revenue is generally recognized ratably over the terms of the agreements that last typically two to three years, although some customers commit for shorter periods. Accordingly, we cannot assure you that we will achieve or maintain profitability in the future. Furthermore, any failure to achieve or maintain profitability, or the failure to do so on the timeline expected by investors or securities analysts, could adversely affect the value of our common stock.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, as well as our key metrics discussed elsewhere in this report, including the levels of our revenue, gross margin, cash flow, remaining performance obligations and deferred revenue, as well as other metrics such as billings that our analysts may use to evaluate our business, have fluctuated in the past and may vary significantly in the future, and quarter-to-quarter comparisons of our operating results, key metrics and other metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could result in our failure to meet our expectations or those of securities analysts or investors. If we fail to meet these expectations for any particular period, the trading price of our common stock could decline significantly. Factors that may cause these quarterly fluctuations include, without limitation, those listed below:

•	our ability to maintain our existing customer base and attract new customers;
•	the timing and rate at which we sign agreements with customers;

•	the contract value of the agreements with customers;
•	our ability to expand use of our platform by existing customers through the Honeycomb™ effect;
•	our ability to release platform updates and enhancements on a timely basis;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	our ability to successfully compete in our markets;
•	the timing of recognition of revenue;
•	the amount and timing of operating expenses;
•	the amount and timing of completion of professional services engagements;
•	changes in our pricing policies or those of our competitors;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	seasonal variations in sales of our software subscriptions, which have historically been highest in the fourth quarter of a calendar year but may vary in future quarters;
•

the timing and success of new product feature introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners;

•	the financial condition of our customers;
•

the timing of expenses related to the development or possible acquisition and integration of technologies or businesses and potential future charges for impairment of goodwill and long-lived assets from acquired companies;

•	our ability to achieve and sustain a level of liquidity sufficient to grow and support our business and operations;
•	network outages or security breaches;
•	any adverse litigation, judgments, settlements, or other litigation-related costs;
•	changes in the legislative or regulatory environment, such as with respect to privacy;
•	the coronavirus outbreak; and
•	general economic, industry, and market conditions, both domestically and internationally.

We have experienced rapid growth and expect to continue to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or adequately address competitive challenges and our business, financial condition and results of operations may be adversely affected.

We have experienced a period of rapid growth in our headcount and operations. During this period, we also established operations in a number of countries outside the United States. We have also significantly increased the size of our customer base.

We anticipate that we will continue to significantly expand our operations and headcount in the near term, including internationally. We sell our platform to customers in a considerable number of countries and have employees in North America, Europe, Asia-Pacific and Israel. We plan to continue to expand our operations into other countries in the future. This growth has placed, and future growth will place, a significant strain on our management, and administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively and execute our business plan. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management systems and controls and our reporting systems and procedures by, among other things:

•	effectively recruiting, training, integrating, overseeing and retaining employees, particularly members of our sales team;
•	further improving our key business applications, processes and information technology infrastructure to support our business needs;

•	reviewing our workplace and facilities strategy on a regular basis, including our relationships with flexible workspace vendors, to ensure business needs are appropriately supported;

•

enhancing our information and communication systems to ensure that our employees and offices around the world are well coordinated and can effectively communicate with each other and our partners and customers;

•	developing and improving our internal administrative infrastructure, particularly our financial, operational, compliance, recordkeeping, communications and other internal systems; and
•	ensuring that we maintain high levels of customer support.

These and other improvements in our systems and controls will require significant capital expenditures and the allocation of valuable management and employee resources. Failure to effectively manage growth and/or execute our business plan could result in difficulty or delays in increasing the size of our customer base, declines in quality of customer support or customer satisfaction, increases in costs and expenses, escalating risk of noncompliance with applicable policies or laws, difficulties in introducing new features or other operational difficulties, and any of these developments could adversely affect our business performance, results of operations and financial position.

We face risks related to the coronavirus outbreak that could significantly disrupt our business operations, prolong our sales cycle and result in a material adverse effect on our financial condition, operating results and cash flows.

In March 2020, the World Health Organization declared the coronavirus outbreak a pandemic. In light of the uncertain and rapidly evolving situation relating to the spread of the coronavirus, including precautionary and preemptive actions by governments to address the outbreak, we are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications, which could negatively impact our business. The duration and severity of the coronavirus outbreak and the degree of its impact on our business is uncertain and difficult to predict. The continued spread of the outbreak could also have an adverse impact on our customers and partners and potentially lead to an economic downturn, which could result in reduced consumer demand and willingness to enter into or renew contracts with us, and ultimately could disrupt our business operations with a material adverse effect on our financial results. Furthermore, the coronavirus outbreak could adversely affect global economic and market conditions, which could result in decreased business spending by our customers and prospective customers, reduced demand for our solutions, longer sales cycles, lower renewal rates by our customers and increased competition, all of which could result in a material adverse impact on our business operations and financial condition. While we have developed and continue to develop plans to help mitigate the negative impact of the outbreak on our business, these efforts may not be effective and a protracted economic downturn may limit the effectiveness of our mitigation efforts.

Uncertain global economic and market conditions may negatively impact our business, results of operations and cash flows.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers in the United States and abroad. Any significant weakening of the economy in the United States or in regions globally like Europe and Asia, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, perceived impact of global trade barriers like tariffs and sanctions and the corresponding retaliatory actions, economic uncertainty, or other difficulties may affect one or more of the sectors or countries in which we sell our platform. Global economic and political uncertainty, including the uncertainty surrounding Brexit, increased tariffs and international trade disputes, may cause some of our customers or potential customers to curtail spending, scale back their digital transformation efforts, delay their expansion of Anaplan use cases, result in new regulatory and cost challenges to our international operations and cause customers to delay or reduce their technology spending overall. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. Global economic conditions may also be adversely impacted by an outbreak of pandemics such as the recent coronavirus outbreak which may curtail business spending by our customers, result in business disruption for us and/or our customers, restrict travel to customer sites or result in a quarantine of affected populations impacting our employees, partners and customers. Additionally, mitigation and containment measures adopted by government authorities to contain the spread of coronavirus in the U.S. and abroad may significantly impact business continuity for us, our partners and our customers, reduce our customers’ business operations, delay their engagement with us (including due to travel restrictions and restrictions on in-person meetings) and could thereby result in a material adverse effect on our business and financial results. These adverse conditions could result in reductions in the rate of enterprise software spending generally, sales of our platform, longer sales cycles, slower adoption of new technologies, lower renewal rates, and increased price competition. Any of these events could have an adverse effect on our business, operating results, and financial position.

If we are unable to achieve and sustain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, operating results and financial position could be adversely affected.

We actively monitor and manage our cash and cash equivalents so that sufficient liquidity is available to fund our operations and other corporate purposes. In the future, increased levels of liquidity may be required to adequately support our operations and initiatives and to mitigate the effects of business challenges or unforeseen circumstances. If we are unable to achieve and sustain such increased levels of liquidity, we may suffer adverse consequences including reduced investment in our platform and its functionality, difficulties in executing our business plan and fulfilling our obligations, and other operational challenges. Any of these developments could adversely affect our business, operating results and financial position.

Because we derive substantially all of our revenue from a single software platform, failure of Connected Planning solutions and digital transformation in general and our platform in particular to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition, and growth prospects.

We derive and expect to continue to derive substantially all of our revenue from our cloud-based enterprise planning software platform. As such, the market acceptance of cloud-based Connected Planning solutions and digital transformation in general and our platform in particular are critical to our continued success. Market acceptance of a cloud-based Connected Planning solution depends in part on market awareness of the benefits that Connected Planning and digital transformation can provide over legacy planning products, emerging point products and manual processes and organizations more broadly deploying planning solutions to their employees and across functional lines of business. In addition, in order for cloud-based Connected Planning solutions to be widely accepted, organizations must overcome any concerns with placing sensitive information on a cloud-based platform. The market for cloud-based Connected Planning solutions is at an early stage of development, and we cannot be sure that this market will expand in a manner that will support the growth of our business. In addition, demand for our platform in particular is affected by a number of other factors, some of which are beyond our control. These factors include continued market acceptance of our platform for existing and new use cases and the introduction of enhancements to our platform, the pace at which existing customers realize benefits from the use of our platform and its features and decide to expand deployment of our platform across their business, the extent to which our customers involve a wider group of employees in planning, the timing of development and release of new products by our competitors, technological change, the perception of ease of use, reliability and security, the pace at which enterprises transform their business planning capabilities, and developments in data privacy regulations. In addition, we expect that the planning and integration needs of our enterprise customers will continue to rapidly change and increase in complexity. We will need to improve the functionality, ease of use, and performance of our platform continually to meet those rapidly changing, complex demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Connected Planning solutions in general or our platform in particular, our business operations, financial results, and growth prospects will be materially and adversely affected.

If we are unable to attract new customers, both domestically and internationally, the growth of our revenue will be adversely affected and our business may be harmed.

Our ability to achieve significant growth in revenue and improvement in other key metrics in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional strategic planning and management solutions into its business, as such organization may be reluctant or unwilling to invest in new products and services. Furthermore, as our industry matures or if competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell to new customers based on factors such as pricing, technology, and functionality could be impaired. Additionally, mitigation and containment measures adopted by government authorities to contain the spread of coronavirus in the U.S. and abroad, including travel restrictions and other requirements that limit in-person meetings, could limit our ability to establish relationships with new customers. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, and our business, revenue, operating results, and financial condition could be adversely affected.

Our business depends substantially on our customers renewing their subscriptions and expanding their use of our platform. If our customers do not renew their subscriptions, if they renew on less favorable terms, or if they fail to add more users in more functional areas or upgrade to a higher level of functionality on our platform, our business and operating results will be adversely affected.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the contract term expires, add additional authorized users to their subscriptions, and upgrade to a higher level of functionality on the platform. Our customers generally enter into agreements with two- to three- year subscription terms and have no obligation to renew their subscriptions after the expiration of their initial subscription period. Our customers may decide not to renew their subscriptions with a similar contract period, at the same prices or terms or with the same or a greater number of authorized users or level of functionality. Some of our customers have elected not to renew their agreements with us, and we may not be able to accurately predict renewal rates. Our customer retention may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform and features, our prices, the features and pricing of competing products, reductions in our customers’ spending levels, mergers and acquisitions involving our customers and deteriorating general economic conditions.

In addition, our growth strategy is a “land-and-expand” strategy that depends in substantial part on our customers expanding the use of our platform in their organizations through use by additional users, use across more functional areas of their organization, including finance, sales, supply chain, marketing, human resources, and operations, and the purchase of subscriptions providing additional features and functionality, such as the mobile app and predictive capabilities of our platform for sales and marketing. We refer to our “land and expand” strategy as the Honeycomb™ effect where our platform’s agility enables additional use cases across business functions. To increase the opportunities for further expanding the use of our platform by existing customers, we will need to introduce new features and functionality to our platform to more comprehensively address the needs of customers deploying our platform to address a wider variety of use cases and to support large, complex models. If our customers do not realize benefits through their initial adoption of our platform, or if they do not believe that they will realize additional benefits through broader deployment of our platform in other functional areas of their organizations, or in other uses cases, our ability to increase our revenue will suffer. Achieving incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. If we are not able to attract the attention of senior management, our sales efforts may not be effective and our ability to increase our revenue will suffer.

If our customers do not renew their subscriptions, if they renew on less favorable terms, or if they fail to add more users in more functional areas or upgrade to a higher level of functionality on our platform, our business and operating results as well as certain metrics that may be used to evaluate our business such as billings and dollar-based net expansion rate will be adversely affected.

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

Our efforts aimed at developing a steady pipeline of highly qualified and trained personnel, including through investments in the Anaplan Academy, Anaplan’s online training portal providing a full range of training courses on our solution, may not be successful. For example, the courses we offer on the Anaplan Academy may not serve their intended purpose or the certification programs we offer may take longer than anticipated to create a robust and consistent pipeline of talent.

If we experience a security incident affecting our platform or internal networks, systems or data, or are perceived to have experienced such a security incident, our platform may be perceived as not being secure, our reputation may be harmed, customers may reduce the use of or stop using our platform, we may incur significant liabilities, and our business could be materially adversely affected.

Security incidents have become more prevalent across industries and may occur on our platform or internal systems or the systems of our third-party service providers. These security incidents may be caused by or result in, but are not limited to, security breaches, loss, modification or disclosure of sensitive information, computer malware or malicious software, computer hacking, denial or degradation of service attacks, security system control failures in our own systems or from vendors we use, email phishing, software vulnerabilities, social engineering, and sabotage. Such security incidents, whether intentional or otherwise, may result from actions of hackers, criminals, nation states, vendors, employees, customers, or others. The techniques used to effect unauthorized penetration of computer systems are constantly evolving and have been increasing in sophistication. While we have security measures in place that are designed to protect customer and other sensitive information and the integrity of our information technology systems and prevent data loss and other security breaches, our security measures or those of our third party service providers may not be sufficiently broad in scope to protect all relevant information, may not function as planned, or could be breached as a result of third-party action, employee or vendor error, malfeasance, or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient control measures to defend against these techniques. Further, once a security incident is identified, we may be unable to remediate or otherwise respond to such incident in a timely manner. Our users may also disclose or lose control of their passwords, or use the same or similar passwords on third parties’ systems, which could lead to unauthorized access to their accounts on our platform.

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

Our platform involves the storage, transmission and processing of our customers’ sensitive proprietary information, including their business and financial data. As a result, unauthorized access to customer data or security breaches could result in the loss, or unauthorized dissemination or modification, of such data, which could seriously harm our or our customers’ businesses and reputations. Any of these security incidents, whether real or perceived, could result in the expenditure of significant resources to analyze, correct, eliminate, or remediate errors or vulnerabilities, negatively affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, expose us to reputational damage, subject us to third-party lawsuits, regulatory inquiries or fines, or other action or liability, which could adversely affect our operating results. We cannot assure you that any limitations of liability provisions in our contracts for a security breach or incident would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. While we maintain insurance, our insurance coverage related to security and privacy damages may not be adequate for liabilities actually incurred and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. These risks are likely to increase as our brand becomes more widely known and recognized, we continue to grow the scale and functionality of our platform and process, store, and transmit increasingly large amounts of our customers’ information and data, which may include proprietary or confidential data or personal or identifying information.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our business and operating results could be adversely affected.

The market for business planning software is highly competitive, with relatively low barriers to entry for some software or services. As a result, we anticipate aggressive competition not only from established vendors of business planning software but also from new entrants into the industry. Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our platform, as well as adversely affect our business, operating results, and financial condition.

Our competitors primarily include Oracle Corporation (Oracle), SAP AG (SAP), Workday, Inc. (Workday) and International Business Machines Corporation (IBM), which are well-established providers of business planning and analytics software with long-standing relationships with many customers. Some customers may be hesitant to adopt cloud-based software such as ours or to purchase cloud-based software from us and may prefer to purchase from such legacy software vendors. Oracle, SAP, and IBM are larger than we are and have greater name recognition, longer operating histories, larger marketing budgets, and significantly greater resources than we do. These vendors, as well as other competitors, may offer business planning software on a standalone basis at a low price or bundled as part of a larger product sale. Our competitors may also seek to partner with other leading cloud providers.

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

Many of our competitors have longer operating histories and greater name recognition than we do and are able to devote greater resources to the development, promotion, and sale of their products and services than we can. Furthermore, our current or potential competitors may acquire or be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition, and the resulting change in the competitive landscape could adversely affect our ability to compete effectively. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and major distribution agreements with consultants, systems integrators, and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our competitors are successful in bringing their products or services to market earlier than ours or if their products or services are more technologically capable than ours, then our revenue could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results would be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our service.

Our ability to increase our customer base, achieve broader market acceptance of our platform, grow our revenue, and achieve and sustain profitability will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. Our sales and marketing expenses represent a significant percentage of our revenue, and our operating results will suffer if our sales and marketing expenditures do not contribute to increasing revenue as we anticipate. We are substantially dependent on our direct sales force to obtain new customers. Over the last three years we have increased the size of our direct sales force, and accordingly many of the new members of our sales force have not yet become fully productive. We plan to continue to expand our direct sales force both domestically and internationally but we may not be able to recruit and hire a sufficient number of sales personnel to successfully execute our hiring strategy, which may adversely affect our ability to expand our sales capabilities. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Furthermore, hiring sales personnel in new countries can be costly, complex, and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue that we expect to receive from those countries. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training, incentivizing and retaining a sufficient number of qualified direct sales personnel and on such personnel attaining desired productivity levels within a reasonable amount of time. Attrition rates may increase, and we may face integration challenges as we continue to seek to aggressively expand our sales force. Moreover, we do not have significant experience as an organization developing and implementing overseas marketing campaigns, and such campaigns may be expensive and difficult to implement. Our business will be harmed if our continuing investment in increasing our sales and marketing capabilities do not generate a significant increase in revenue.

If we fail to continue to enhance our platform, satisfy the cloud infrastructure priorities of our clients or adapt to rapid technological change, our ability to remain competitive could be impaired.

The industry in which we compete is characterized by rapid technological change, frequent introductions of new products, and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend in significant part on our ability to anticipate industry standards and trends and continue to enhance our platform, introduce new functionality, including in predictive analytics and machine learning, update our infrastructure on a timely basis to broaden the appeal of our platform to potential new customers, provide an intuitive and user-friendly interface, incorporate robust security features that address existing and developing threats, increase the opportunities for further expanding the use of our platform by existing customers, and keep pace with technological developments. The success of any enhancement, new functionality, or infrastructure development depends on several factors, including timely completion and market acceptance. Any new enhancement, functionality, or infrastructure development might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implements new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours at lower prices.

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

Our platform must also integrate with a variety of third-party technologies, and we need to continuously modify and enhance our platform to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. Any failure of our platform to operate effectively with existing or future technologies could cause customer dissatisfaction and reduce the demand for our platform, resulting in harm to our business. Further, the emergence of new industry standards related to strategic planning and operational execution products and services may adversely affect the demand for our platform. In addition, because our platform is cloud-based, we need to continually enhance and improve our platform to keep pace with changes in Internet-related hardware, software, communications, and database technologies and standards. Any failure of our platform to operate effectively with future hardware or software technologies, or to comply with new industry standards, could reduce the demand for our platform and harm our business, results of operations, and financial condition.

Our growth depends in part on the success of our strategic relationships with third parties and their continued performance.

We have established strategic relationships with global strategic consulting firms, global systems integrators, regional consulting firms, implementation partners, and technology partners. We intend for these parties, as members of our partner ecosystem, to contribute to our growth by, among other things, extending the coverage and enhancing the expertise of our professional services, and accelerating the usage and adoption of our platform. Partners can also exercise a significant role in revenue generation, by referring opportunities to us, enhancing the effectiveness of our sales efforts by establishing connections with senior management at prospective customers and/or promoting the use of our platform as a key component of transformation projects that the partner is implementing with their own customers. In order to grow our business, we anticipate that we will need to broaden and deepen our partner ecosystem by continuing to establish and maintain relationships with such third parties. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our partners may have relationships with our competitors or experience with their products or services and such relationships or experience may result in our partners recommending our competitors’ products or services over ours. Furthermore, our competitors may be effective in providing incentives to our partners to favor their products or services or to prevent or reduce subscriptions to our services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our platform by potential customers.

If we are unsuccessful in establishing or maintaining our relationships with third parties, or our partners fail to perform or are unable to perform (including due to the impact of the coronavirus outbreak), our ability to compete in the marketplace or to grow our revenue could be impaired, we could incur increased operating expenses and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer adoption or usage of our platform or increased revenue.

Our ability to achieve growth in revenue will depend substantially on our partners being able to utilize highly skilled and trained users of our platform to provide professional services, promote the adoption of our platform and drive revenue generation activities. If we fail to effectively educate, train and provide continuing guidance to a sufficient number of qualified users of our platform for utilization with our partners, our results of operations, financial condition and growth prospects may be adversely affected.

Our partners rely heavily on highly skilled and trained users of our platform, such as Master Anaplanners, to effectively provide implementation, training and consulting services to our customers, develop new solutions on our platform, promote and facilitate adoption of our platform and help drive revenue generation activities that are beneficial to us.

We address our partners’ demand for skilled and trained users of our platform by investing in efforts aimed at developing a steady pipeline of highly qualified and trained personnel, including through investments in the Anaplan Academy. However, our efforts may be ineffective. For example, the courses we offer on the Anaplan Academy may not serve their intended purpose or the certification programs we offer may take longer than anticipated to create a robust and consistent pipeline of talent. If we fail to develop and maintain a sufficient pipeline of qualified and trained users of our platform for utilization with our partners, we may suffer adverse consequences including professional services not being furnished correctly, incorrect or improper use of our platform by partners and customers, damage to our reputation and brand, and customers choosing not to renew their subscriptions or expand their use of our platform. Any of these events could have an adverse effect on our business, financial position and growth prospects.

Real or perceived errors, failures, bugs, service outages, or disruptions in our platform could adversely affect our reputation and harm our business.

Our platform is complex, has contained defects and errors and may continue to contain undetected defects or errors. We are continuing to evolve the features and functionality of our platform through updates and enhancements, and as we do so, we may introduce additional defects or errors that may not be detected until after deployment by our customers. In addition, if our platform is not implemented or used correctly or as intended, inadequate performance and disruptions in service may result. Moreover, we have acquired and may in the future acquire companies or integrate into our platform technologies developed by third parties and we may encounter difficulty in incorporating the newly-obtained technologies into our platform or maintaining the quality standards that are consistent with our reputation, and furthermore, we may face technological incompatibilities with the newly-acquired intellectual property. In addition, while we seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers, we have experienced, and may in the future experience, disruptions, outages, and other performance problems.

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

Although we have contractual protections, such as warranty disclaimers and limitation of liability provisions, in our standard terms and conditions of sale, they may not fully or effectively protect us from claims by customers, partners or other third parties. Any insurance coverage we may have may not adequately cover all claims asserted against us or cover only a portion of such claims. A successful product liability, warranty, or other similar claim against us could have an adverse effect on our business, operating results, and financial condition. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

Interruptions, delays in service or inability to increase capacity, including internationally, at our third-party data center facilities could impair the use or functionality of our platform, harm our business, and subject us to liability.

We currently serve our customers from third-party data center facilities operated by Equinix, Inc. located in the United States, the Netherlands, and Germany. Although we have disaster recovery plans that utilize multiple data center facilities, any incident affecting a data center facility’s infrastructure or operations that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events beyond our control could negatively affect the use, functionality or availability of our platform and harm our business. Furthermore, in the event of interruption or delay, our insurance coverage may not adequately compensate us for any losses that we may incur.

In addition, as we continue to increase the number of customers and users on our platform, we will need to increase the capacity of our data center infrastructure, including internationally. If we do not increase our capacity in a timely manner, customers could experience interruptions or delays in access to our platform, and we may not be able to attract potential customers in specific regions of the world unless we open data centers in those regions. As we continue to add data centers and capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the use or functionality of our platform. Any damage to, or failure of, our systems, or those of our third-party data centers, could interrupt our service and hinder the use or functionality of our platform. Impairment of or interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to terminate their subscriptions, and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our platform is unreliable.

Because our platform is sold to enterprises with complex operating environments, we can encounter long and unpredictable sales cycles, which could adversely affect our operating results in a given period.

Our ability to increase revenue and achieve profitability depends, in large part, on widespread acceptance of our platform by enterprise customers who tend to make larger purchases of our products. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. As a result of the variability and length of the sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete sales could harm our business and financial results and could cause our financial results to vary significantly from period to period. Our sales cycle varies widely, reflecting differences in potential customers’ decision-making processes, procurement requirements, and budget cycles, and is subject to significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and priorities;
•	the timing of customers’ budget cycles;
•	the need by some customers for lengthy evaluations;
•	announcements of new products, features, or functionality by us or our competitors;
•	external factors such as economic uncertainty (including due to the coronavirus outbreak); and
•	the length and timing of customers’ approval processes.

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

Because we recognize revenue over varying periods depending on the nature of the revenue, changes in our business including downturns or upturns in new sales and renewals will not be immediately reflected in our operating results and may be difficult to discern.

We generally recognize subscription revenue from customers ratably over the terms of their contracts, which are typically two to three years, although some customers commit for shorter periods. As a result, most of the subscription revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. In addition, the severity and duration of events may not be predictable and their effects could extend beyond a single quarter. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our pricing policies or rate of renewals, may not be fully apparent from our reported results of operations until future periods.

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

In addition, professional services revenue is recognized as the services are performed or upon the completion of the project, depending on the type of professional services arrangement involved. Professional services engagements typically span from a few weeks to several months, which can make it difficult to predict the timing of revenue recognition for such services and the corresponding effects on our results of operations. Professional services revenue has fluctuated and may continue to fluctuate significantly from period to period, as we are increasingly leveraging our partners to provide these services. In addition, because professional services expenses are recognized as the services are performed, professional services margins can significantly fluctuate from period to period.

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

Accordingly, we do not believe that estimated billings are an accurate indicator of future revenue for any given period of time. However, many companies that provide subscriptions report changes in estimated billings as a key operating or financial metric, and it is possible that analysts or investors may view this metric as important. Thus, any changes in our estimated billings could adversely affect the market price of our common stock.

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

A key element of our strategy is to invest significantly in our research and development efforts to enhance the features, functionality, performance, and ease of use of our platform to address additional applications and use cases that will broaden the appeal of our platform and facilitate the broad use of our platform across the largest enterprise customers. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies such as predictive analytics and machine learning or deploy our human resources appropriately in support of such research and development efforts, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. As a result of the nature of research and development cycles, there will be delays between the time we incur expenses associated with research and development activities and the time we are able to offer compelling enhancements to our platform and generate revenue, if any, from those activities. Additionally, anticipated customer demand for a platform enhancement we are developing could decrease after the development cycle has commenced. If we expend a significant amount of resources on research and development efforts that do not lead to the successful introduction of functionality or platform improvements that are competitive in our current or future markets our business and results of operations will suffer.

If customers are not satisfied with the implementation services provided by us or our partners, our business could be adversely affected.

Our business depends on the professional services that are performed to help our customers implement and use our platform. Professional services may be performed by our own staff, by a third-party partner or by a combination of the two. Our strategy is to work with partners to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and we expect the number of our partner-led implementations to continue to increase over time. If a customer is not satisfied with the quality of work performed by us or a partner or with the type of professional services or functionality delivered, even if we are not contractually responsible for the partner services, then we could incur additional costs to address the situation, the profitability of that work might be impaired and the customer’s dissatisfaction with our or our partner’s services could damage our ability to expand the scope of functionality subscribed to by that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

If we fail to develop, maintain, and enhance widespread brand awareness cost-effectively, and expedite the awareness of Connected Planning solutions that enable digital transformation, our revenue and competitive position may be materially and adversely affected.

We believe that developing, maintaining, and enhancing widespread awareness of our brand and Connected Planning solutions that enable digital transformation in a cost-effective manner is critical to achieving widespread acceptance of our platform, attracting new customers, and maintaining existing customers. For example, widespread awareness of our brand is critical to ensuring that we are invited to participate in requests for proposals from prospective customers. We have made, and will continue to make, significant investments to promote our brand. However, brand promotion activities may not generate customer awareness or increase revenue, and, even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies.

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

We depend on the experience and expertise of our senior management team and certain key employees, and our inability to retain these executive officers and key employees or recruit them in a timely manner, could harm our business, operating results, and financial condition.

Our success depends largely upon the continued services of our key executive officers and certain key employees. We rely on our executive officers and key employees in the areas of business strategy, research and development, marketing, sales, services, and general and administrative functions. The departure of an executive officer or key employee may subject us to various adverse effects, including loss of institutional knowledge, experience and skills, reduction in employee morale and negative press coverage. We have in the past experienced, and from time to time in the future we may experience, changes in our executive management team or key employees resulting from the hiring or departure of executives or key employees, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Conversely, we may terminate the employment of the senior management team and certain key employees, which may subject us to costly and time-consuming negotiations over severance, litigation and employment claims. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for personnel is intense, including for engineers with high levels of experience in designing and developing software for Internet-related services, and for direct sales personnel. For example, competition is intense for experienced software and cloud infrastructure engineers in San Francisco in the United States and London and York in the U.K., our primary development locations. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations, resulting in a diversion of our time and resources and potential litigation. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

A significant portion of our senior management team has worked at the company for a limited time.

Despite having significant experience in their individual areas of expertise, several key members of our senior management team have a relatively short tenure with us. These members of management are critical to our vision, strategic direction, culture, and overall business success. Because of these recent changes, our senior management team has not worked together at the company for an extended period of time and may not be able to work together effectively to execute our business objectives. Furthermore, if we are unable to quickly and comprehensively prepare the new members of our senior management team for their respective responsibilities and integrate them into the company, our business and operating results could be adversely affected.

Because we collect, process and store personal information and furthermore, because our platform could be used by customers to do the same, evolving domestic and international privacy and security laws, regulations and other obligations could result in additional costs and liabilities to us or inhibit sales of our platform.

We collect, process, store and transfer various types of information, including personally identifiable information, for our customers and similar data about our employees, services providers, partners and potential customers in the normal course of business. Additionally, our customers can use our platform to collect, process, and store certain types of personal or identifying information regarding their employees and customers. In most cases we contractually prohibit our customers from using our platform to collect, process, or store sensitive information (such as personal health information or credit card information); however, our customers may breach such use prohibitions without our knowledge. Such a breach could result in our violation of the laws, rules, or regulations governing the collection, use, and protection of personal information, which could adversely impact our business, financial condition, and operating results. Moreover, as our customers face increased scrutiny for data privacy breaches, they may elect to transfer the risk to us through contractual provisions which may subject us to increasing levels of contractual liability for data privacy breaches.

Data privacy and security have become significant issues in the United States and in many other countries where our platform is available. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, in June 2018, California enacted the California Consumer Privacy Act, or CCPA. The CCPA came into effect on January 1, 2020, and broadly defines personal information, extends expanded privacy rights and protections to California residents, and provides for civil penalties for violations and a private right of action for data breaches. In addition to California, many federal, state, and foreign government bodies and agencies have adopted or are considering adopting laws, rules, and regulations regarding the collection, use, storage, data residency, security, and disclosure of personal information and breach notification procedures. Laws, rules, and regulations in these jurisdictions apply broadly to the collection, use, storage, data residency, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and in some jurisdictions, Internet Protocol addresses. Interpretation of, and costs of compliance with, these laws, rules, and regulations and their application to our platform and services in the United States and foreign jurisdictions is ongoing and cannot be fully determined at this time.

In the United States, these include laws, rules, and regulations are promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Gramm Leach Bliley Act, and state laws relating to privacy and data security. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we, or our customers, must comply. There may be substantial amounts of personally identifiable information or other sensitive information processed and stored on our internal systems and networks and on our platform.

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

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom formally completed its withdrawal from the European Union on January 31, 2020 in a process known as “Brexit”. This has created uncertainty with regard to the future regulation of data protection in the United Kingdom. We may experience reluctance or refusal by current or prospective customers in Europe, including the United Kingdom, to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs, and could result in our business, operating results, and financial condition being harmed.

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

Despite our compliance efforts, we may fail to achieve compliance with applicable privacy or data protection laws and regulations as they evolve, or adhere to contractual obligations regarding the collection, processing, storage and transfer of data (including data from our customers, prospective customers, partners and employees), either due to internal or external factors such as resource limitations or a lack of vendor cooperation. Any actual or perceived failure to comply with these laws or obligations could result in enforcement action against us, including fines, claims for damages by customers and other affected individuals, damage to our reputation, and loss of goodwill (both in relation to existing customers and prospective customers), any of which could harm our business, results of operations, and financial condition.

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

•	heightened risks of unfair or corrupt business practices in certain geographies that may impact our financial results and result in restatements of our consolidated financial statements;
•	fluctuations in currency exchange rates and related effects on our results of operations;
•	difficulties in repatriating or transferring funds from or converting currencies in certain countries;
•	different pricing environments, longer sales cycles, and longer accounts receivable payment cycles and collections issues;

•	weak economic conditions in certain countries or regions and general economic uncertainty around the world;
•	differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;
•	difficulties in recruiting and hiring employees in certain countries;
•	the preference for localized software and licensing programs;
•	the preference for localized language support;
•	unstable regional economic and political conditions;
•

weaker protection in some jurisdictions for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	compliance with the laws of numerous foreign taxing jurisdictions, including withholding obligations, and overlapping of different tax regimes;
•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy, and data protection laws and regulations;
•	the fragmentation of longstanding regulatory frameworks caused by Brexit; and
•	our international operations and international sales may be impacted by global pandemics such as the recent outbreak of coronavirus.

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

While our international contracts are sometimes denominated in US dollars, a significant portion of our revenue is in foreign currencies and the majority of our international costs are denominated in local currencies. Over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our operating results when translated into U.S. dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. However, in the future, we may engage in hedging activities including the use of derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not successfully offset any of the risks associated with exchange rate fluctuations, including uncertainty caused by volatility in the currency exchange rates. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

We rely on third parties for essential services and functionality in support of our business, and a failure or disruption in these services could materially and adversely affect our business and operating results.

We rely on third parties to provide essential services and functionality, including data storage and collaboration, customer relationship management and human capital management services, to support our business. These services are generally provided to us via a cloud-based model instead of software that is installed on our premises. If these services become unavailable due to extended outages or interruptions, security vulnerabilities, or cyber-attacks, because they are no longer available on commercially reasonable terms or prices, or due to other unforeseen circumstances such as global pandemics, our expenses could increase, our ability to manage these critical functions could be interrupted, and our ability to support our customers and employees could be impaired, all of which could materially and adversely affect our business and operating results.

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

Some or all of our issued patents may be invalidated or otherwise limited, allowing our competitors to develop competitive offerings. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention or that we can effectively use that patent to limit the ability of other companies to develop competitive products. We cannot be certain that we are the first to use the inventions claimed in our issued patents or pending patent applications or otherwise used in our platform, that we are the first to file for protection in our patent applications, or that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented technology. While we have patents and patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications or the patent protection may not be obtained quickly enough to meet our business needs. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our platform is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States (in particular, some foreign jurisdictions do not permit patent protection for software), and mechanisms for enforcement of intellectual property rights may be inadequate. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the America Invents Act, and by other national governments and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Unauthorized use of our intellectual property may have already occurred or may occur in the future. In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights and could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Our failure to secure, protect, and enforce our intellectual property rights could seriously and adversely affect our brand and our business.

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

Claims of intellectual property rights infringement or other violations of intellectual property rights might require us to stop using technology found to violate a third party’s rights, redesign our platform, which could require significant effort and expense and cause delays of releases, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. With respect to such technology for which intellectual property rights are claimed to be infringed or otherwise violated by our technology or the conduct of our business, if we cannot or do not license any infringed or otherwise violated technology on commercially reasonable terms or at all, or substitute similar non-infringing technology from another source, we could be forced to limit or stop selling our platform, we may not be able to meet our obligations to customers under our customer contracts, we may be unable to compete effectively, and our revenue and operating results could be adversely impacted. We may also be obligated to indemnify our customers and business partners or to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify our platform, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding intellectual property could be costly and time-consuming, damage our reputation and brand, delay or reduce potential sales, deter our partners from promoting adoption of our platform and divert the attention of our management and key personnel from our business operations.  As the number of competitors in our market increases, claims of intellectual property rights infringement or other violations of intellectual property rights may increase. Furthermore, our insurance coverage may not adequately cover losses from intellectual property rights infringement claims.

We employ third-party licensed software for use in or with our platform, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business.

Our platform incorporates certain third-party software obtained under licenses from other companies, and we use third-party software development tools as we continue to develop and enhance our platform. We anticipate that we will continue to rely on such third-party software in the future. If we are required to replace such software, commercially reasonable alternatives may not be available, and if they are available, they might require substantial investment of our time and resources. In addition, integration of the software used in our platform with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our platform depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our platform, delay new feature introductions, result in a failure of our functionality or a security incident, and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. In the event that we are not able to maintain our licenses to third-party software, or cannot obtain licenses to new software as needed, or in the event third-party software used in conjunction with our platform contains errors or defects, our business, operating results, and financial condition may be adversely affected.

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

Estimates of market opportunity and forecasts of market growth are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates of the size of the markets that we may be able to address and forecasts relating to the expected growth in the performance management and analytic applications software market are subject to many assumptions and may prove to be inaccurate. We may not be able to address fully the markets that we believe our platform may address, and these markets may not grow at the rates that we forecast. Even if our platform is able to address the markets that we believe represent our market opportunity and even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in determining an appropriate business strategy and implementing such strategy, which is subject to many risks and uncertainties. Accordingly, estimates of market opportunity and forecasts of market growth should not be taken as indicative of our future growth.

Our corporate culture promotes an entrepreneurial mindset, and if we cannot maintain this culture as we grow, it could harm our business.

Our corporate culture is intended to promote an entrepreneurial mindset and devotion to certain values, including openness, authenticity, inclusivity, creativity and tenacity. Furthermore, our culture encourages our employees to maintain a customer-first mentality and to perform their responsibilities with speed, innovation and a sense of ownership. Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the core principles and values that have fueled our growth. We believe that our culture has been and will continue to be a key contributor to our success. We hope to maintain our growth trajectory and will continue to hire aggressively as we expand, especially engineering, research and development and sales personnel. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the entrepreneurial spirit, innovation, creativity, and other qualities we believe we need to support our growth. Even when we hire aggressively, we may not be able to effectively integrate new hires in our fast-paced culture. Our aggressive focus on increasing our headcount and maintaining our growth may result in a change to our corporate culture, which could harm our business and results of operations.

As we expand our geographical footprint and increase our headcount, we will need to maintain our corporate culture among a larger number of employees dispersed in various geographic regions. Any failure to maintain the cohesiveness of our culture could negatively affect our business, reduce our ability to retain and recruit personnel and could lead to the failure to achieve our vision and implement our strategy.

Our customers may fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment.

We typically enter into multiple year, non-cancelable arrangements with our customers. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our business, results of operations and financial condition.

We may engage in strategic transactions, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results. The anticipated benefits of our acquisitions or joint ventures may not  materialize or may take longer than expected.

In pursuing our business strategy, we have in the past acquired and may in the future seek to acquire or invest in businesses, products, technologies, or talent that we believe could complement or expand our platform, augment our product offerings, enhance our technical capabilities or otherwise offer growth opportunities. We evaluate potential targets for possible acquisitions in alignment with our business objectives. We could also enter into joint ventures or other strategic transactions for the same purpose. We often compete with others for the same opportunities. The pursuit of any of these strategic transactions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable transactions, whether or not they are consummated.

Although we seek to mitigate the risks and liabilities associated with such transactions through due diligence and other means, there may be risks and liabilities that such due diligence efforts fail to discover or that are not accurately and fully disclosed to us or that we inadequately assess.

We may fail to accurately anticipate the adoption rates of the acquired technology and such technology may fail to operate as expected. Additionally, if key personnel leave, the acquisition may not yield anticipated returns. In addition, we have limited experience in consummating strategic transactions. If we acquire additional businesses or enter into other strategic transactions, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the strategic transactions. We also may not achieve the anticipated benefits from the strategic transactions due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services;
•	product synergies, cost reductions, increases in revenue and economies of scale may not materialize as expected;
•	the business culture of the acquired entity may not match well with our culture;
•	unforeseen delays, unanticipated costs and liabilities may arise when integrating operations, processes and systems in geographies where we have not conducted business;
•	unanticipated costs or liabilities associated with the strategic transactions;
•	incurrence of transaction-related costs;
•	assumption of the existing obligations or unforeseen liabilities of the acquired business;
•	difficulty integrating the accounting systems, security infrastructure, operations, and personnel of the acquired business;
•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
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

Natural disasters, catastrophic events, and other events beyond our control may cause damage or disruption to our business. As an example, our corporate headquarters are located in San Francisco, California and the west coast of the United States contains active earthquake zones. An earthquake affecting our headquarters may result in disruption to our business and operations. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities and such infrastructure and systems may also be affected by natural disasters or other catastrophic events. For example, our data centers are critical infrastructure located in the United States, the Netherlands, and Germany, including in areas with active earthquake zones. From time to time, global pandemics may result from outbreak of diseases such as the MERS, SARS, avian flu and the recent coronavirus, which may result in a material adverse impact on our or our customers’ business operations including reduction or suspension of operations in the U.S. or certain parts of the world. We serve a wide range of customers with international operations in varying industries including manufacturing. Depending upon the continuity and severity of pandemics such as coronavirus, our customers and partners may suspend or delay their engagement with us, or our partners may have difficulty engaging with customers and delivering the services we typically expect them to provide, which could result in a material adverse effect on our financial condition. Although we maintain disaster and crisis recovery plans, in the event of an earthquake, hurricane, flood, natural disaster or catastrophic event such as fire, power loss, telecommunications failure, breach of security protocols, global pandemics like the coronavirus outbreak, cyber-attack, war, or terrorist attack, such plans may prove to be inadequate and we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could have an adverse effect on our business, operating results, and financial condition. Furthermore, in the event of a catastrophic event or other crisis, our insurance coverage may not adequately compensate us for any losses that we may incur.

We incur increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission, or the SEC, and the New York Stock Exchange. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes‑Oxley Act requires, among other things, that we establish and maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these various requirements has increased, and we expect will continue to increase, our legal and financial compliance costs and makes some activities more time consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements, which could adversely affect our business, financial condition, and operating results. Although we have hired additional employees to help comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Compliance with evolving laws, regulations and standards may result in increased general and administrative expenses and a diversion of management's time and attention from revenue‑generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may impose fines, initiate legal proceedings or take other action against us and our business may be adversely affected.

We are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, and as a result, are required to comply with additional disclosure and reporting requirements. We have incurred, and we expect to continue to incur, significant expenses and we have devoted, and we expect to continue to devote, substantial management effort toward ensuring compliance with these additional disclosure and reporting requirements, including the requirement, set forth in Section 404 of the Sarbanes-Oxley Act, that we have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could result in regulatory scrutiny and sanctions, cause investors to lose confidence in our reported financial and other information, and subject us to stockholder or other third party litigation, any of which could have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the applicable stock exchange.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to have our independent registered public accounting firm formally attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material adverse effect on our business and operating results and could cause a decline in the price of our common stock.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Such an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We completed an analysis under Sections 382 and 383 of the Code for the Company’s tax years through January 31, 2019 and determined two “ownership changes” occurred, one in fiscal 2011 and one in fiscal 2012. We believe utilization of our net operating losses and tax credit carryforwards have become limited. As a result, this could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of net operating loss carryforwards and other tax attributes could also increase our state tax liability. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods.

Comprehensive tax reform legislation or tax rulings could adversely affect our business and financial condition.

The Tax Reform Act includes significant changes in the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions. The primary impact of the new legislation on our provision for income taxes will be a reduction of the future tax benefits of existing temporary differences, which are primarily comprised of net operating loss carryforwards. Since we have recorded a full valuation allowance against our deferred tax assets, we do not anticipate that these changes will have a material impact on our operating results, but we continue to examine the impact that this tax reform legislation may have on our business. The overall impact of this tax reform is uncertain, and our business and financial condition, including with respect to our non-U.S. operations, could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Reform Act and what effect that legal challenges will have on the Tax Reform Act.

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit issued an opinion in Altera Corp. v. Commissioner upholding the U.S. Treasury Department’s regulations requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation in proportion to the economic activity of the related parties. This opinion reversed the prior decision of the U.S. Tax Court. On November 12, 2019, the Ninth Circuit denied a petition for a rehearing of the case. The case remains potentially open for judicial review by the U.S. Supreme Court. Since the Ninth Circuit ruling is potentially subject to further judicial review, we will continue to monitor developments and potential impacts to our consolidated financial statements.

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

We do not collect sales and use, value added, and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable or that we are not required to collect such taxes with respect to the jurisdiction. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. The U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc. increasing states’ ability to assert taxing jurisdiction on out-of-state retailers could result in certain additional jurisdictions asserting that sales and use and other taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest or future requirements may adversely affect our results of operations.

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

•	announcements of technological innovations, new software or enhancements to services, acquisitions, strategic alliances, or significant agreements by us or by our competitors;
•	disruptions in our services due to computer hardware, software, or network problems;
•	announcements of customer additions and customer cancellations or delays in customer purchases;
•	recruitment or departure of key personnel;
•	the economy as a whole, market conditions in our industry and the industries of our customers;
•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;
•	the size of our market float; and
•	any other factors discussed in this Annual Report on Form 10-K, including the coronavirus outbreak.

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

A relatively small number of stockholders own a majority of our common stock. As a result, these stockholders, if they were to act together, would have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

•

the right of our board of directors, subject to the rights of the holders of any series of preferred stock, to the extent such preferred stock is issued by the board of directors in the future, to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death, or removal of a director, could impede an attempt by stockholders to fill vacancies on our board of directors;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We sublease approximately 55,000 square feet of space for our corporate headquarters in San Francisco, California pursuant to a sublease that expires in February 2026. We also have leased offices or co-working facilities in Chicago, Illinois, Boston, Massachusetts, Minneapolis, Minnesota, New York, New York and Plano, Texas. We maintain international offices or co-working facilities in Australia, Austria, Belgium, France, Germany, India, Israel, Japan, Malaysia, the Netherlands, Philippines, Singapore, Sweden, Switzerland and the United Kingdom. We believe that we will be able to obtain additional space on commercially reasonable terms.

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

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to support operations and to finance the growth and development of our business and do not intend to declare or pay any cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends on our common stock will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon our results of operations, financial condition, contractual restrictions, general business conditions, capital requirements and other factors that our board of directors considers relevant.

Holders of Record

As of March 23, 2020, there were 154 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks or other nominees.

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

The performance graph below shows the cumulative total stockholder return on our common stock for the period from October 12, 2018 to January 31, 2020. This is compared with the cumulative total return of the NASDAQ Computer Index and the Standard & Poor’s 500 Stock Index, or the S&P 500 over the same period. The graph assumes that on October 12, 2018, our initial trading day, $100 was invested in our common stock at the market close and $100 was invested at the market close in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Recent Sale of Unregistered Securities and Use of Proceeds

Sale of Unregistered Securities

There were no sales of unregistered equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during our fiscal year ended January 31, 2020.

Use of Proceeds

On October 16, 2018, we closed our IPO, in which we sold an aggregate of 17,825,000 shares of common stock at a price to the public of $17.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-227355), which was declared effective by the Securities and Exchange Commission on October 11, 2018.

The remainder of the information required by this item regarding the use of our IPO proceeds has been omitted pursuant to SEC rules because such information has not changed since our last periodic report was filed.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. Selected financial data

The consolidated statements of operations data for fiscal 2020, 2019, and 2018, and the consolidated balance sheets data as of January 31, 2020 and 2019, are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for fiscal 2017 and 2016 and the consolidated balance sheet data as of January 31, 2018 and 2017 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription revenue	$307,890	$208,605	$143,542	$91,416	$50,772
Professional services revenue	40,132	32,037	24,805	29,083	20,753
Total revenue	348,022	240,642	168,347	120,499	71,525
Cost of revenue:
Cost of subscription revenue (1)	51,460	36,500	19,927	9,072	7,655
Cost of professional services revenue (1)	39,317	30,898	32,058	30,335	22,849
Total cost of revenue	90,777	67,398	51,985	39,407	30,504
Gross profit	257,245	173,244	116,362	81,092	41,021
Operating expenses:
Research and development (1)	68,396	48,998	30,908	23,868	19,288
Sales and marketing (1)	250,430	176,323	100,654	73,656	55,279
General and administrative (1)	86,852	76,186	30,719	22,503	19,313
Total operating expenses	405,678	301,507	162,281	120,027	93,880
Loss from operations	(148,433)	(128,263)	(45,919)	(38,935)	(52,859)
Interest income, net	4,478	1,921	108	88	55
Other income (expense), net	(809)	(1,465)	(482)	(835)	(1,343)
Loss before income taxes	(144,764)	(127,807)	(46,293)	(39,682)	(54,147)
Provision for income taxes	(4,453)	(3,209)	(1,261)	(512)	(80)
Net loss	$(149,217)	$(131,016)	$(47,554)	$(40,194)	$(54,227)
Net loss per share attributable to common stockholders, basic and diluted (2)	$(1.15)	$(2.46)	$(2.51)	$(2.92)	$(4.62)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (2)	129,799	53,328	18,956	13,774	11,741

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$2,547	$831	$148	$49	$305
Cost of professional services revenue	2,199	851	507	336	122
Research and development	10,608	3,826	742	634	452
Sales and marketing	34,428	15,475	3,496	2,555	1,363
General and administrative	30,264	31,823	3,746	2,529	1,266
Total stock-based compensation expense	$80,046	$52,806	$8,639	$6,103	$3,508

(2)

    See Notes 1 and 11 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	As of January 31,
	2020	2019	2018	2017
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$309,894	$326,863	$110,898	$80,155
Working capital	155,223	240,301	63,925	55,830
Total assets (1)	649,807	528,769	246,747	174,941
Deferred revenue, current and non- current	220,208	150,843	101,286	65,897
Total stockholders' equity	291,681	307,478	111,639	84,744

(1)

The amounts as of January 31, 2020 reflect the impact of the adoption of Topic 842. The amounts as of January 31, 2019, 2018, and 2017 do not reflect the adoption of Topic 842. Refer to Note 1 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10K for further details.

ITEM 7. management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Discussion regarding our financial condition and results of operations for fiscal 2018 and year-to-year comparisons between fiscal 2019 and fiscal 2018 is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC on March 29, 2019. This discussion contains forward-looking statements that involve risks and uncertainties as discussed in “Cautionary Note Regarding Forward-Looking Statements” included in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K. Our fiscal year ends January 31.

Overview

Anaplan is pioneering the category of Connected Planning. Our platform enables organizations to make better decisions and to plan and execute their ongoing digital transformation to compete in today’s digital economy. We believe Connected Planning is an essential cloud category. It fundamentally transforms planning by connecting all of the people, data, and plans needed to accelerate business value and enable real-time planning and decision-making in rapidly changing business environments. Connected Planning accelerates business value by transforming the way organizations make decisions and placing the power of planning in the hands of every individual at every level within and between organizations. We continue to see the growth in the strategic value of the Connected Planning platform as a foundation for companies to drive digital transformation.

Connected Planning represents a fundamental shift from the legacy approach to planning, which is typically confined to the finance department and uses a patchwork of outdated and disconnected tools and manual processes that are often overly complex, slow, inefficient, and static. Connected Planning enables dynamic, collaborative, and intelligent planning across all areas of an organization, including finance, sales, and supply chain, and other corporate functions such as marketing, human resources, and operations. It enables organizations to manage their people, products and customers with agility.

We sell subscriptions to our cloud-based planning platform primarily through our direct sales team.  We also have strategic partnerships that provide us with a significant source of lead generation and implementation leverage. Our global partners, including global strategic consulting and advisory firms, global systems integrators and technology firms, often promote our platform as their clients examine how to plan more effectively or seek digital transformation through organizational change or improved business processes. We also partner with leading regional consulting firms and implementation partners. These highly skilled regional partners not only provide subject-matter expertise in the implementation of specific use cases, but they also act as an extension of our direct sales force by identifying and referring opportunities to us. We and our partners create templatized solution offerings to further accelerate the implementation, adoption and expansion of our platform.

We focus our selling efforts on executives of large enterprises, who are often making a strategic purchase of our platform with the potential for broad use throughout their organizations. We use a “land and expand” sales strategy to capitalize on this potential. Our platform is often initially adopted within a specific line of business, including in finance, sales, and supply chain, and other corporate functions such as marketing, human resources, and operations, for one or more planning use cases. Once customers see the benefits of our platform for their initial use cases, they often increase the number of users, add new use cases, and expand to additional lines of business, divisions, and geographies. We call this the Honeycomb™ effect. This expansion often generates a natural network effect in which the value of our platform increases as more use cases are adopted, more users are connected, and greater amounts of data are incorporated in our platform.

We see a greenfield opportunity to help over 70 million knowledge workers around the world plan more efficiently using Anaplan’s platform.

We derive the substantial majority of our revenue from subscriptions for users on our platform. Our initial subscription term is typically two to three years, although some customers commit for shorter periods. We generally bill our customers annually in advance. We also offer professional services, including consulting, implementation, and training, but are increasingly leveraging our partners to provide these services. During fiscal 2020, 2019, and 2018, subscription revenue was $307.9 million, $208.6 million and $143.5 million, respectively, representing a year-over-year subscription revenue growth rate of 48% and 45% in fiscal 2020 and 2019, respectively. During fiscal 2020, 2019, and 2018, services revenue was $40.1 million, $32.0 million and $24.8 million, respectively. Our subscription revenue as a percentage of total revenue was 88%, 87%, and 85% in fiscal 2020, 2019, and 2018, respectively.

During fiscal 2020, 2019 and 2018, our total revenue was $348.0 million, $240.6 million and $168.3 million, respectively. Approximately 43%, 43% and 41% of our revenue was generated from outside of the United States in fiscal 2020, 2019 and 2018, respectively. Our net loss was $149.2 million, $131.0 million and $47.6 million in fiscal 2020, 2019 and 2018, respectively.

We believe that our focus on customer success allows us to retain and expand the subscription revenue generated from our existing customers, and is an indicator of the long-term value of our customer relationships for Anaplan as a whole. We track our performance in this area by measuring our dollar-based net expansion rate, which compares our annual recurring revenue from the same set of customers across comparable periods. The dollar-based net expansion rate was 122% and 123% as of January 31, 2020 and 2019, respectively.

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

Our Forbes Global 2000, or G2K, customer cohort consists of our customers that are included in Forbes magazine’s Forbes Global 2000 list. The companies included in the list are updated annually in the second quarter of the calendar year. As of January 31, 2020, we served over 300 G2K customers, and over 250 and 190 as of January 31, 2019 and 2018, respectively. Revenue generated from customers in our G2K cohort represented 52%, 55% and 55% of our total revenue in fiscal 2020, 2019 and 2018, respectively. Over the course of the last fiscal year, the growth rate of our G2K customer cohort was substantially similar to the growth rate of our overall customer count. As we have had more fiscal quarters of experience following our initial public offering, this number has remained relatively constant as a percentage of total customer count. In addition, we believe our ongoing disclosure of the number of customers in our G2K customer cohort does not capture the growth of our business because this metric does not reflect our expanding relationships with many of these large customers following an initial purchase. Moreover, while our product has been adopted at large, global and complex enterprise customers who are focused on digital transformation, a number of these may no longer be part of the Forbes Global 2000 list as a result of the annual updating of this list, whether as a result of acquisitions, rapid growth of newer companies or otherwise. We believe that the ongoing disclosure of the G2K customer cohort no longer provides meaningful information to investors of our stock that is not already reflected in our overall customer count. Therefore, we believe the G2K customer cohort is no longer a differentiating indicator of our growth. We do not plan to disclose the number of customers in the G2K customer cohort, or the percentage of total revenue generated from customers in the G2K customer cohort, in future filings.

The number of customers with greater than $250,000 of annual recurring revenue was 353, 248 and 181 as of January 31, 2020, 2019 and 2018, respectively. While achieving and maintaining incremental sales to existing customers requires increasingly sophisticated and costly sales efforts, we believe the introduction of new solutions, features and functionality to our platform, and customers realizing benefits through their initial adoption of our platform, means we have significant opportunities to further expand the use of our platform by our existing customers as well as to attract additional large customers.

We regularly evaluate acquisitions or investment opportunities in complementary businesses, services and technologies and intellectual property rights as a means to expand our offerings through a disciplined and strategic acquisition process. For example, on October 3, 2019 we completed the acquisition of Mintigo Limited, an Israel-based artificial intelligence/machine learning company, to enhance the predictive capabilities of our solutions. We may continue to make such acquisitions and investments in the future, and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the Connected Planning category.

In December 2019, a novel strain of the coronavirus emerged resulting in a global pandemic with widespread and detrimental effect on the global economy. As governments across the world adopt mitigation and containment measures, we anticipate a cascading effect on the global economy that may in turn impact us. The extent of the impact of the coronavirus on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our customer, employee or industry events, travel restrictions and effect on our vendors, all of which are uncertain and cannot be predicted. For example, in response to the coronavirus epidemic, we have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Due to our SaaS subscription model that allows us to deliver our services remotely, we have not identified a material impact to our ability to operate our business to date. However, because we generally recognize revenue from our customer contracts ratably over the term of the contract, changes in our contracting activity in the near term may not be apparent as a change to our reported revenue until future periods. The extent to which the coronavirus may impact our financial condition or results of operations is uncertain. We are continuing to monitor the situation and are reviewing our preparedness plans should we begin to experience material impacts.

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

Market adoption of our platform.    Even though we believe Connected Planning is a strategic imperative for enterprises and that enables them to plan and execute digital transformations in today’s rapidly changing business environment, it is at an early stage of adoption. Our long-term success will depend on widespread adoption of Connected Planning by enterprises for numerous planning applications with broad use of those applications within their organizations. While we believe that we are still in the early stages of penetrating our addressable market, we have benefited from rapid customer growth.

Customer First strategy.    We put the success of our customers at the center of our culture, strategy, and investments. We view our Customer First strategy as core to capturing our Connected Planning vision and driving the continued adoption and expansion in the use of our platform. By aligning our thought leadership, worldwide development and delivery capabilities, and local sales and service resources, our Customer First strategy drives exceptional value throughout our customers’ Connected Planning and digital transformation journeys. Our continued success depends in part on our ability to continue to put customers at the center of our strategy.

Expansion of existing customers.    We employ a “land and expand” approach, with many of our customers initially deploying our product for a specific use case and group of users, and, once they realize the benefits and wide applicability of our platform, subsequently renewing subscriptions and expanding the number of users or use cases within and across lines of business and geographies as they continue unlocking the agile enterprise planning and operating model across functional boundaries. As a result, we are able to generate a significant increase in revenue from the expanded use of our platform across the enterprise. Going forward we are focused on our large customers where the opportunity for expansion and need for our planning solutions are greatest. Our future revenue growth and our ability to achieve and maintain profitability is dependent upon our ability to maintain existing customer relationships and to continue to expand our customers’ use of our platform.

Scaling our sales team.    Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our sales efforts, both domestically and internationally. We have invested and intend to continue to invest aggressively in expanding and retaining our direct sales force, particularly in attracting and retaining sales personnel with experience selling to larger enterprises. We have hired, and expect to continue to hire significant numbers of sales personnel, and our ability to increase our revenue will depend on the new members of our sales force becoming fully productive and executing expeditiously. In the enterprise market, a customer’s decision to use our platform may be an enterprise-wide decision. These types of sales require us to provide greater levels of education regarding the use and benefits of our platform, which involves substantial time, effort, and costs. We anticipate that our headcount will continue to increase as a result of these investments.

International sales.    Our revenue generated outside of the United States during fiscal 2020, 2019 and 2018, was approximately 43%, 43% and 41%, respectively, of our total revenue. We believe global demand for our platform will continue to increase as organizations experience the benefits that our platform can provide to international enterprises with complex planning needs spanning multiple geographies. Accordingly, we believe there is significant opportunity to grow our international business. We have invested, and plan to continue to invest, ahead of this potential demand in personnel, marketing, and access to data center capacity to support our international growth.

Partner ecosystem.    Our partner ecosystem extends our geographic coverage, accelerates the usage and adoption of our platform, and enables more efficient delivery of service solutions. We intend to augment and deepen our partnerships with global and regional partners, including strategic and advisory consulting, systems integration, and technology firms. We believe our partners’ scale and route to market can significantly contribute to our ability to penetrate our addressable market, extend our geographic coverage, and extend usage and adoption of our platform.

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

Subscription Revenue

Subscription revenue accounted for 88%, 87% and 85% of our total revenue for fiscal 2020, 2019 and 2018, respectively. Subscription revenue is driven primarily by the number of customers, the number of users at each customer, the price of user subscriptions, and renewal rates.

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

Most of our contracts are non-cancellable over the contract term. We had remaining performance obligations, or backlog, in the amount of $656.2 million and $440.0 million as of January 31, 2020 and 2019, respectively, consisting of both billed and unbilled consideration.

Because we recognize revenue from subscription fees ratably over the term of the contract, changes in our contracting activity in the near term may not impact our reported revenue until future periods.

Professional Services Revenue

Professional services revenue is generally recognized as the services are rendered for time and material contracts, or on a proportional performance basis for fixed price contracts. The substantial majority of our professional service contracts are on a time and materials basis. Implementations generally take one to six months to complete depending upon the scope of engagement with the customer. Our professional services revenue fluctuates from quarter to quarter as a result of the requirements, complexity, and timing of our customers’ implementation projects.

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

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel-related costs for our development team, including salaries and bonuses, benefits, stock-based compensation expense, and allocated overhead costs. We have invested, and intend to continue to invest, in developing technology to support our growth. We capitalize certain software development costs that are attributable to developing new features and adding incremental functionality to our platform, and amortize such costs as costs of subscription revenue over the estimated life of the new incremental functionality, which is generally two to three years. We plan to increase our investment in research and development for the foreseeable future as we focus on further developing our platform and enhancing its use cases. However, we expect our research and development expenses to decrease as a percentage of our total revenue over time, although they may fluctuate as a percentage of our total revenue from period to period.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries and bonuses, benefits, commissions, and stock-based compensation. Other sales and marketing costs include promotional events to promote our brand, including our Anaplan Connected Planning Xperience (CPX) user conferences, advertising, and allocated overhead. We plan to increase our investment in sales and marketing over the foreseeable future, primarily stemming from increased headcount in sales and marketing, and investment in brand- and product-marketing efforts. However, we expect our sales and marketing expenses to decrease as a percentage of our total revenue over time, although they may fluctuate as a percentage of our total revenue from period to period.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs associated with our executive, finance, legal, and human resources personnel, including salaries and bonuses, benefits, and stock-based compensation expense, professional fees for external legal, accounting and other consulting services, and allocated overhead costs. We expect to increase the size of our general and administrative function to support the growth of our business and to take advantage of the large opportunity we see in front of us. We continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over time, although they may fluctuate as a percentage of our total revenue from period to period.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	Year Ended January 31,
	2020	2019	2018
	(In thousands)
Revenue:
Subscription revenue	$307,890	$208,605	$143,542
Professional services revenue	40,132	32,037	24,805
Total revenue	348,022	240,642	168,347
Cost of revenue:
Cost of subscription revenue (1)	51,460	36,500	19,927
Cost of professional services revenue (1)	39,317	30,898	32,058
Total cost of revenue	90,777	67,398	51,985
Gross profit	257,245	173,244	116,362
Operating expenses:
Research and development (1)	68,396	48,998	30,908
Sales and marketing (1)	250,430	176,323	100,654
General and administrative (1)	86,852	76,186	30,719
Total operating expenses	405,678	301,507	162,281
Loss from operations	(148,433)	(128,263)	(45,919)
Interest income, net	4,478	1,921	108
Other income (expense), net	(809)	(1,465)	(482)
Loss before income taxes	(144,764)	(127,807)	(46,293)
Provision for income taxes	(4,453)	(3,209)	(1,261)
Net loss	$(149,217)	$(131,016)	$(47,554)

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$2,547	$831	$148
Cost of professional services revenue	2,199	851	507
Research and development	10,608	3,826	742
Sales and marketing	34,428	15,475	3,496
General and administrative	30,264	31,823	3,746
Total stock-based compensation expense	$80,046	$52,806	$8,639

Fiscal Year 2020 Compared to Fiscal Year 2019

Revenue

	Year Ended January 31,
	2020	2019	% Change
	(In thousands)
Subscription revenue	$307,890	$208,605	48%
Professional services revenue	40,132	32,037	25
Total revenue	$348,022	$240,642	45

Total revenue was $348.0 million in fiscal 2020 compared to $240.6 million in fiscal 2019, an increase of $107.4 million, or 45%.

Subscription revenue was $307.9 million, or 88% of total revenue, in fiscal 2020, compared to $208.6 million, or 87% of total revenue, in fiscal 2019. The increase of $99.3 million, or 48%, in subscription revenue was primarily driven by the existing customers expanding their use of our platform, which accounted for 78% of the increase, and acquisition of new customers, which accounted for approximately 22% of the increase.

Professional services revenue was $40.1 million in fiscal 2020 compared to $32.0 million in fiscal 2019. The increase of $8.1 million, or 25%, in professional services revenue was primarily driven by sales of our professional services resulting from the growth of our customer base. This also represents a continued decline in professional services revenue as a percentage of total revenue from 13% to 12% primarily due to our strategy of shifting professional services revenue to the members of our growing partner ecosystem.

Cost of Revenue

	Year Ended January 31,
	2020	2019	% Change
	(In thousands)
Cost of subscription revenue	$51,460	$36,500	41%
Cost of professional services revenue	39,317	30,898	27
Total cost of revenue	$90,777	$67,398	35

Total cost of revenue was $90.8 million in fiscal 2020 compared to $67.4 million in fiscal 2019, an increase of $23.4 million, or 35%.

Cost of subscription revenue was $51.5 million in fiscal 2020 compared to $36.5 million in fiscal 2019, an increase of $15.0 million, or 41%. The increase in cost of subscription revenue was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $6.1 million, including stock-based compensation, an increase in amortization of our equipment leases of $4.0 million, and an increase in amortization of capitalized software development costs of $2.3 million.

Cost of professional services revenue was $39.3 million in fiscal 2020 compared to $30.9 million in fiscal 2019, an increase of $8.4 million, or 27%. The increase in cost of professional services revenue was primarily due to an increase in the partner implementation costs related to an increase in use of partners of $4.0 million, and an increase in salary and bonuses and benefits costs of $3.9 million, including stock-based compensation.

Gross Profit and Gross Margin

	Year Ended January 31,
	2020	2019	% Change
	(In thousands)
Subscription gross profit	$256,430	$172,105	49%
Professional services gross profit	815	1,139	(28)
Total gross profit	$257,245	$173,244	48
Subscription gross margin	83%	83%
Professional services gross margin	2%	4%
Total gross margin	74%	72%

Gross profit was $257.2 million in fiscal 2020 compared to $173.2 million in fiscal 2019, an increase of $84.0 million, or 48%. The increase in gross profit was the result of the increases in our subscription revenue primarily driven by the acquisition of new customers and existing customers expanding their use of our platform in fiscal 2020.

Gross margin was 74% in fiscal 2020 compared to 72% in fiscal 2019. The increase in gross margin was primarily due to the increase in subscription revenue, which generates a significantly higher gross margin than our professional services revenue, as a percentage of total revenue, partially offset by a slight decrease in our professional services gross margins. Our gross margins can fluctuate from quarter to quarter as a result of the requirements, complexity, and timing of our customers’ implementation projects that can vary significantly.

Operating Expenses

	Year Ended January 31,
	2020	2019	% Change
	(In thousands)
Operating expense:
Research and development	$68,396	$48,998	40%
Sales and marketing	250,430	176,323	42
General and administrative	86,852	76,186	14
Total operating expenses	$405,678	$301,507	35

Research and Development

Research and development expenses were $68.4 million in fiscal 2020 compared to $49.0 million in fiscal 2019, an increase of $19.4 million, or 40%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $20.3 million, including an increase in stock-based compensation of $6.8 million, and an increase in expenses relating to hosting and software licenses of $2.3 million, partially offset by an increase in capitalized software development costs of $5.5 million and a decrease in consulting spend of $1.6 million.

Sales and Marketing

Sales and marketing expenses were $250.4 million in fiscal 2020 compared to $176.3 million in fiscal 2019, an increase of $74.1 million, or 42%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $64.4 million, including an increase in stock-based compensation of $19.0 million, and an increase in commission expenses of $8.5 million.

General and Administrative

General and administrative expenses were $86.9 million in fiscal 2020 compared to $76.2 million in fiscal 2019, an increase of $10.7 million, or 14%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $7.5 million, including a decrease in stock-based compensation of $1.6 million primarily related to restricted stock units (RSUs) being recognized upon completion of our IPO in fiscal 2019, and an increase in insurance spend of $1.9 million.

Other Income (Expense), Net

	Year Ended January 31,
	2020	2019	% Change
	(In thousands)
Interest income, net	$4,478	$1,921	133%
Other income (expense), net	(809)	(1,465)	(45)

Interest Income, net

Interest income, net increased by $2.6 million, or 133%, in fiscal 2020. The increase in interest income, net was primarily due to higher average cash and cash equivalents balances in fiscal 2020 compared to fiscal 2019.

Other Income (Expense), net

Other income (expense), net was a loss of $0.8 million in fiscal 2020 compared to a loss of $1.5 million in fiscal 2019, a decrease of $0.7 million, or 45%. The change was primarily due to currency fluctuations and the related remeasurements during the periods, primarily related to our U.K. operations.

Provision for Income Taxes

	Year Ended January 31,
	2020	2019	% Change
	(In thousands)
Provision for income taxes	$4,453	$3,209	39%

The provision for income taxes was $4.5 million in fiscal 2020 compared to $3.2 million in fiscal 2019, an increase of $1.3 million, or 39%. The increase in provision for income taxes was primarily related to increased income generated from intercompany cost-plus arrangements in certain European and Asian countries.

Quarterly Financial Data

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2020 and 2019. The information for each of these eight quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles, or GAAP.

This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020
	(in thousands, except per share data)
Total revenue	$51,550	$57,828	$62,014	$69,250	$75,830	$84,540	$89,410	$98,242
Gross profit	$37,518	$41,869	$44,769	$49,088	$54,253	$62,033	$66,926	$74,033
Loss from operations	$(25,306)	$(19,948)	$(50,326)	$(32,683)	$(37,109)	$(41,207)	$(32,524)	$(37,593)
Net loss	$(26,181)	$(21,048)	$(51,231)	$(32,556)	$(37,191)	$(40,642)	$(34,701)	$(36,683)
Net loss per share, basic and diluted	$(1.21)	$(0.90)	$(1.11)	$(0.27)	$(0.30)	$(0.31)	$(0.26)	$(0.27)

Liquidity and Capital Resources

As of January 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $309.9 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of bank deposits.

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

Loan and Credit Facility Agreements

In April 2018, we entered into a syndicated loan agreement with Wells Fargo to provide a secured revolving credit facility that allows us to borrow up to $40.0 million, subject to an accounts receivable borrowing base, for general corporate purposes through April 2020. Any advances drawn on the credit facility will incur interest at a rate equal to (i) the highest of (A) the prime rate, (B) the federal funds rate plus 0.5% and (C) one-month LIBOR plus 1% less (ii) 0.5%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 30, 2020. As of January 31, 2020, the Company had not drawn down any amounts under this agreement.

We granted Wells Fargo a first priority lien in our accounts receivable, all of the issued shares of capital stock and equity interests of our subsidiaries, and other corporate assets and agreed not to pledge our intellectual property to other parties. The loan agreement includes affirmative and negative covenants, including financial covenants requiring: (i) maintenance at all times of minimum tangible net worth, defined as assets, excluding intangible assets, less liabilities of not less than $1; and (ii) maintenance at all times of a ratio of (A) the aggregate of our cash, cash equivalents and net accounts receivable to (B) total current liabilities less current deferred revenue plus revolving credit loans drawn under the loan agreement of not less than $1.50 to $1.00. This syndicated loan agreement was subsequently amended in September 2018 and October 2019. As of January 31, 2020, we were in compliance with all covenants associated with the credit facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2020	2019	2018
	(In thousands)
Net cash used in operating activities	$(14,405)	$(45,853)	$(14,501)
Net cash used in investing activities	(48,506)	(22,519)	(15,366)
Net cash provided by financing activities	46,506	279,923	64,724

Operating Activities

Net cash used in operating activities of $14.4 million for fiscal 2020 was primarily due to a net loss of $149.2 million, partially offset by non-cash charges for stock-based compensation of $80.0 million, depreciation and amortization of $20.3 million, amortization of deferred commissions of $20.5 million, reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $10.7 million and loss on disposal of property and equipment of $0.6 million. Changes in working capital were favorable to cash flows from operations by $2.6 million primarily due to an increase in deferred revenue balance of $67.5 million due to increases in sales, and an increase in accounts payable and accrued expenses of $19.6 million due to our growth and the timing of payments, partially offset by an increase in deferred commissions of $54.0 million related to increases in our sales, payments for operating lease liabilities of $10.4 million, an increase in accounts receivable, net of $15.8 million due to increased customer billings, and an increase in prepaid expenses and other current assets of $4.3 million.

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

Investing Activities

Net cash used in investing activities for fiscal 2020 of $48.5 million was related to the net cash payment of $33.5 million for our acquisition of Mintigo, the capitalization of internal-use software of $11.0 million as we expanded our platform and increased our development efforts, and purchases of property and equipment of $4.0 million related to our growth.

Net cash used in investing activities for fiscal 2019 of $22.5 million was related to purchases of property and equipment of $15.1 million related to our growth and the capitalization of internal-use software of $7.4 million as we expanded our platform and increased our development efforts.

Financing Activities

Net cash provided by financing activities for fiscal 2020 of $46.5 million consisted primarily of $21.9 million in proceeds from the exercise of stock options, $11.5 million from the repayment of promissory notes, and $18.6 million in proceeds from sales of stock under our employee stock purchase plan, partially offset by $5.4 million principal payment on finance lease obligations.

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

Commitments and Contractual Obligations

The following table summarizes our non-cancelable contractual obligations as of January 31, 2020:

		Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
			(In thousands)
Operating lease obligations, including imputed interest	$49,256	$9,077	$16,021	$14,605	$9,553
Finance lease obligations, including imputed interest	15,102	7,639	7,463	—	—
Non-cancellable purchase obligations	31,385	14,772	14,958	1,655	—
Total	$95,743	$31,488	$38,442	$16,260	$9,553

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

Off-Balance Sheet Arrangements

Through January 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Deferred Commissions

We capitalize sales commissions that are considered to be incremental to the acquisition of customer contracts, which are then amortized over an estimated period of benefit. To determine the period of benefit of our deferred commissions, we evaluate the type of costs incurred, the nature of the related benefit, and the specific facts and circumstances of our arrangements. We determine the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration our historical initial and renewal contractual terms, estimated renewal rates, and the technological life of the platform and related significant features. We determine the period of benefit for commissions on renewal subscription contracts by considering the average contractual term for renewal contracts. We evaluate these assumptions at least annually and periodically review whether events or changes in circumstances have occurred that could impact the period of benefit.

Business Combinations, Goodwill, and Acquisition-Related Intangible Assets

Accounting for business combinations requires us to make significant estimates and assumptions. We use our best estimates and assumptions to accurately allocate the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded to goodwill. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, expected asset lives, and discount rates. The amounts and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.

We use estimates, assumptions, and judgments when assessing the recoverability of goodwill and acquisition-related intangible assets. We test for impairment on an annual basis, or more frequently if a significant event or circumstance indicates impairment. We also evaluate the estimated remaining useful lives of acquisition-related intangible assets for changes in circumstances that warrant a revision to the remaining periods of amortization.

Stock-Based Compensation

Stock-based compensation expense is measured based on the fair value of the awards granted, and recognized in the consolidated financial statements over the requisite service period, for stock options, RSUs, and stock purchase rights (SPRs), and over the offering period for purchase rights issued under the 2018 Employee Stock Purchase Plan (ESPP).

We recognize compensation expense net of estimated forfeiture activity, which is based on historical forfeiture rates. We evaluate the forfeiture rates at least annually or when events or circumstances indicate a change may be needed.

Stock Options

The fair value of a stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized, net of forfeitures, on a straight-line basis over the requisite service periods of the awards, which is generally four years.

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

The Black-Scholes assumptions used in evaluating our awards are as follows:

	Year Ended January 31,
	2020	2019	2018
Risk-free interest rate	1.51% - 2.54%	2.68% - 3.00%	1.88% - 2.54%
Expected term (years)	5.07 - 6.25	6.06 - 6.26	6.08
Expected volatility	37.5% - 38.8%	37.0% - 37.8%	38.0% - 41.6%
Dividend yield	—	—	—

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Restricted Stock Units

RSUs granted under the 2012 Stock Plan (2012 Plan) vest upon the satisfaction of both a service condition and a liquidity condition. Both the service and liquidity conditions must be met for the expense to be recognized. The liquidity condition was satisfied upon the IPO, and we recognized an expense of $29.9 million in the three months ended October 31, 2018 for the portion of the RSUs that had met the service condition as of such date. Expense related to these RSUs is recognized using the tranche-by-tranche method.

RSUs granted under the 2018 Equity Incentive Plan (2018 Plan) vest solely upon the satisfaction of a service condition. Expense related to these RSUs is recognized using the accelerated attribution method.

As of January 31, 2020, unrecognized stock-based compensation cost related to outstanding unvested RSUs that are expected to vest was $153.4 million, which is expected to be recognized over a weighted-average period of 3.15 years.

Recent Accounting Pronouncements

See “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

item 7a. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, and Singapore Dollar. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for fiscal 2020, 2019 and 2018.

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of January 31, 2020, we had cash and cash equivalents of $309.9 million, which consisted primarily of bank deposits. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material impact on our operating results for fiscal 2020, 2019 and 2018.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Anaplan, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Anaplan, Inc. and subsidiaries (the Company) as of January 31, 2020 and 2019, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the amortization period for capitalized sales commissions

As discussed in Note 1 to the consolidated financial statements, the Company capitalizes sales commissions related to the acquisition of customer contracts and amortizes them over the estimated period of benefit. In determining the period of benefit, the Company considers inputs including the historical initial and renewal contractual terms, estimated renewal rates, and the technological life of the platform. The Company estimated the period of benefit for the initial acquisition of a contract to be five years. The Company amortized $20.5 million of capitalized sales commissions during the year ended January 31, 2020 and had $83.9 million of sales commissions capitalized as of January 31, 2020.

We identified the evaluation of the amortization period for capitalized sales commissions related to the acquisition of customer contracts as a critical audit matter. Evaluating the Company’s judgments to determine the estimated period of benefit based on key inputs involved a high degree of subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls related to the capitalized sales commission process. In particular, we tested controls over the development of the estimated period of benefit, including determination of the key inputs and periodic re-assessment of the period of benefit. We compared the Company’s historical initial and renewal contractual terms and the estimated renewal rates to historical experience with customer contracts. We evaluated the technological life of the platform used in the analysis against the Company’s amortization period for internally-developed software. We evaluated the Company’s selection of key inputs used in the consideration of the estimated period of benefit based on the relevance of those inputs. We evaluated the Company’s estimated period of benefit based on the Company’s historical experience with customer contracts, future expectations of customer life, and the estimated technological life of the platform to which the services provided to customers relate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

San Francisco, California

March 30, 2020

ANAPLAN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of January 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$309,894	$326,863
Accounts receivable, net of allowances for doubtful accounts of $996 and $842 as of January 31, 2020 and 2019, respectively	109,217	92,597
Deferred commissions, current portion	25,990	15,827
Prepaid expenses and other current assets	17,814	13,377
Total current assets	462,915	448,664
Property and equipment, net	48,639	43,340
Deferred commissions, net of current portion	57,947	35,063
Goodwill	32,379	—
Operating lease right-of-use assets	37,875	—
Other noncurrent assets	10,052	1,702
TOTAL ASSETS	$649,807	$528,769
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,331	$6,182
Accrued expenses	79,024	52,570
Deferred revenue, current portion	216,059	149,611
Operating lease liabilities, current portion	7,278	—
Total current liabilities	307,692	208,363
Deferred revenue, net of current portion	4,149	1,232
Operating lease liabilities, net of current portion	34,017	—
Other noncurrent liabilities	12,268	11,696
TOTAL LIABILITIES	358,126	221,291
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, par value of $0.0001 per share; 25,000 shares authorized as of January 31, 2020 and 2019; no shares issued and outstanding as of January 31, 2020 and 2019	—	—
Common stock, par value of $0.0001 per share; 1,750,000 shares authorized as of January 31, 2020 and 2019; 135,495 and 126,246 shares issued and outstanding as of January 31, 2020 and 2019, respectively	13	12
Accumulated other comprehensive loss	(4,326)	(3,036)
Additional paid-in capital	788,447	653,738
Accumulated deficit	(492,453)	(343,236)
TOTAL STOCKHOLDERS' EQUITY	291,681	307,478
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$649,807	$528,769

The accompanying notes are an integral part of these consolidated financial statements.

ANAPLAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended January 31,
	2020	2019	2018
Revenue:
Subscription revenue	$307,890	$208,605	$143,542
Professional services revenue	40,132	32,037	24,805
Total revenue	348,022	240,642	168,347
Cost of revenue:
Cost of subscription revenue	51,460	36,500	19,927
Cost of professional services revenue	39,317	30,898	32,058
Total cost of revenue	90,777	67,398	51,985
Gross profit	257,245	173,244	116,362
Operating expenses:
Research and development	68,396	48,998	30,908
Sales and marketing	250,430	176,323	100,654
General and administrative	86,852	76,186	30,719
Total operating expenses	405,678	301,507	162,281
Loss from operations	(148,433)	(128,263)	(45,919)
Interest income, net	4,478	1,921	108
Other income (expense), net	(809)	(1,465)	(482)
Loss before income taxes	(144,764)	(127,807)	(46,293)
Provision for income taxes	(4,453)	(3,209)	(1,261)
Net loss	(149,217)	(131,016)	(47,554)
Comprehensive income (loss):
Foreign currency translation adjustments	(1,290)	(1,054)	846
Comprehensive loss	$(150,507)	$(132,070)	$(46,708)
Net loss per share attributable to common stockholders, basic and diluted	$(1.15)	$(2.46)	$(2.51)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	129,799	53,328	18,956

The accompanying notes are an integral part of these consolidated financial statements.

ANAPLAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Convertible					Accumulated
	Preferred				Additional	Other		Total
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 31, 2017	68,155	$7	28,627	$2	$252,229	$(2,828)	$(164,666)	$84,744
Issuance of Series F convertible preferred stock, net of issuance costs of $119	5,455	—	—	—	59,881	—	—	59,881
Stock-based compensation	—	—	—	—	8,802	—	—	8,802
Repayment of promissory notes, net of early exercises	—	—	—	—	1,534	—	—	1,534
Repurchase of restricted common stock	—	—	(950)	—	—	—	—	—
Exercise of stock options, net of repurchases and early exercises	—	—	2,270	1	3,309	—	—	3,310
Net loss	—	—	—	—	—	—	(47,554)	(47,554)
Foreign currency translation adjustments	—	—	—	—	—	846	—	846
Other	—	—	—	—	76	—	—	76
Balance at January 31, 2018	73,610	7	29,947	3	325,831	(1,982)	(212,220)	111,639
Conversion of Series B convertible preferred stock	(4)	—	4	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	19,001	2	295,284	—	—	295,286
Conversion of preferred stock	(73,606)	(7)	73,606	7	—	—	—	—
Stock-based compensation	—	—	—	—	53,385	—	—	53,385
Repayment of promissory notes, net of early exercises	—	—	—	—	1,603	—	—	1,603
Exercise of stock options, net of repurchases and early exercises	—	—	2,482	—	6,020	—	—	6,020
Exercise of warrants	—	—	24	—	37	—	—	37
Vesting and settlement of restricted stock units	—	—	1,182	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	—	—	(28,422)	—	—	(28,422)
Net loss	—	—	—	—	—	—	(131,016)	(131,016)
Foreign currency translation adjustments	—	—	—	—	—	(1,054)	—	(1,054)
Balance at January 31, 2019	—	—	126,246	12	653,738	(3,036)	(343,236)	307,478
Stock-based compensation	—	—	—	—	82,355	—	—	82,355
Repayment of promissory notes, net of early exercises	—	—	—	—	11,813	—	—	11,813
Exercise of stock options, net of repurchases and early exercises	—	—	4,619	1	21,976	—	—	21,977
Vesting of restricted stock units	—	—	3,454	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	1,176	—	18,565	—	—	18,565
Net loss	—	—	—	—	—	—	(149,217)	(149,217)
Foreign currency translation adjustments	—	—	—	—	—	(1,290)	—	(1,290)
Balance at January 31, 2020	—	$—	135,495	$13	$788,447	$(4,326)	$(492,453)	$291,681

The accompanying notes are an integral part of these consolidated financial statements.

ANAPLAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(149,217)	$(131,016)	$(47,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,341	12,937	7,399
Amortization of deferred commissions	20,508	11,709	7,409
Stock-based compensation	80,046	52,806	8,639
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	10,748	—	—
Loss on disposal of property and equipment	597	582	71
Changes in operating assets and liabilities:
Accounts receivable, net	(15,833)	(28,542)	(9,982)
Prepaid expenses and other current assets	(4,266)	(1,439)	(5,853)
Other noncurrent assets	(1,419)	702	(1,176)
Deferred commissions	(53,978)	(32,813)	(14,765)
Accounts payable and accrued expenses	19,550	15,544	8,948
Deferred revenue	67,478	52,604	32,413
Payments for operating lease liabilities	(10,435)	—	—
Other noncurrent liabilities	1,475	1,073	(50)
Net cash used in operating activities	(14,405)	(45,853)	(14,501)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,991)	(15,122)	(9,565)
Capitalized internal-use software	(11,023)	(7,397)	(5,801)
Business combinations, net of acquired cash	(33,492)	—	—
Net cash used in investing activities	(48,506)	(22,519)	(15,366)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	281,813	—
Proceeds from issuance of common stock in private placement	—	20,000	—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	59,881
Proceeds from exercise of stock options	21,859	6,209	3,309
Proceeds from repayment of promissory notes	11,526	1,914	1,534
Proceeds from employee stock purchase plan	18,565	—	—
Payment of exercise of warrants	—	37	—
Taxes paid related to net share settlement of equity awards	—	(28,422)	—
Principal payments on finance lease obligations	(5,444)	(1,628)	—
Net cash provided by financing activities	46,506	279,923	64,724
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(564)	(1,714)	1,264
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(16,969)	209,837	36,121
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Beginning of period	326,863	117,026	80,905
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - End of period	$309,894	$326,863	$117,026
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$826	$279	$5
Cash paid for income taxes	$945	$582	$445
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in liabilities	$1,331	$1,435	$(724)
Finance leases for property and equipment	$7,232	$12,600	$—
Deferred offering costs not paid	$—	$213	$—

The accompanying notes are an integral part of these consolidated financial statements.

ANAPLAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Business and Significant Accounting Policies

Description of Business

Anaplan, Inc. (the Company or Anaplan) was incorporated in Delaware on July 9, 2009 and is headquartered in San Francisco, California, with offices in multiple U.S. and international locations.

The Company provides a cloud-based connected planning platform that helps connect organizations and people to make better and faster decisions. The Company delivers its application over the Internet as a subscription service using a software-as-a-service (SaaS) model. The Company also offers professional services related to implementing and supporting its application.

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ended January 31, 2020.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the determination of revenue recognition, the period of benefit for deferred commissions, the fair value of intangibles and stock awards issued, and the allowance for doubtful accounts. Actual results could differ from those estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is primarily their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable consolidated balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity. Foreign currency transaction losses were $0.4 million, $1.4 million and $0.4 million for fiscal 2020, 2019, and 2018, respectively, and are included in other expense, net in the consolidated statements of comprehensive loss.

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

Business Combinations

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of comprehensive loss.

Goodwill, Intangible Assets and Other Long-Lived Assets

The Company performs a qualitative assessment on goodwill at least annually, during the fourth quarter, or more frequently if indicators of potential impairment exist, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit.  For purposes of goodwill impairment testing, the Company has one reporting unit.

Acquisition-related intangible assets with finite lives are amortized over their estimated useful lives. The Company evaluates long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

There were no material impairment charges recognized related to goodwill, intangible assets, or other long-lived assets during fiscal 2020, 2019, and 2018.

Leases

The Company adopted Accounting Standards Codification Topic 842 (ASC 842), Leases, effective February 1, 2019, using the effective date transition method, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Company elected to use certain practical expedients permitted under the transition guidance within the new guidance, which allows it to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. The Company also elected not to use the hindsight practical expedient in determining the lease term and impairment of the right-of-use (ROU) assets and elected to keep operating leases with an initial term of 12 months or less off of its consolidated balance sheet. The Company elected not to separate lease and non-lease components for all classes of underlying assets. Adoption of the new standard had a material impact on the Company’s consolidated balance sheets related to the recognition of ROU assets and lease liabilities for operating leases. The adoption had no impact on the Company’s consolidated statements of operations or total cash flows from operations.

The cumulative effect of the changes made to the Company’s consolidated balance sheet as of February 1, 2019 were as follows:

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

The ROU assets were presented net of deferred rent liabilities of $3.1 million as of February 1, 2019. The adoption had no impact on cash flows other than a change within operating cash flows.

The Company determines if an arrangement is a lease at inception. The Company’s lease agreements do not contain any material options to extend or terminate leases, any material residual value guarantees, any material restrictions or covenants, or any material variable lease payments. Any variable lease payments consist of common area maintenance, taxes and other costs and are expensed as incurred.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. In determining the present value of lease payments, the Company uses its country specific incremental borrowing rate based on the information available at the lease commencement date, including the lease term, for operating leases. The incremental borrowing rate is a hypothetical rate based on the Company’s understanding of what its credit rating would be within each country. Upon adoption, the operating lease ROU asset was valued at the amount of the lease liabilities adjusted for the remaining balance of unamortized lease incentives, prepaid rent, and deferred rent as of January 31, 2019. Upon adoption, finance lease ROU assets and liabilities are recognized based on the carrying amount of the lease assets and lease liabilities. The finance lease ROU asset also includes any remaining unamortized initial direct costs. Lease expense is recognized on a straight-line basis over the lease term.

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

The Company markets its subscription and services in the United States and in foreign countries through its direct sales force and partners. No customer accounted for more than 10% of total revenue for fiscal 2020, 2019, and 2018, or more than 10% of total accounts receivable as of January 31, 2020 and 2019.

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

The following table summarizes the Company’s long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets:

	As of January 31,
	2020	2019	2018
	(In thousands)
Long-lived assets
United States	$67,104	$36,171	$16,873
United Kingdom	15,235	5,458	431
Other	4,175	1,711	1,017
Total	$86,514	$43,340	$18,321

Revenue by geographical region is discussed below in the Revenue Recognition disclosures.

Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s customers’ financial condition, the amount of any receivables in dispute, and the current receivables aging and current payment terms. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified. As of January 31, 2020 and 2019, the allowance for doubtful accounts activity was not significant.

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

The Company determines revenue recognition through the following steps:

1. Identification of the contract, or contracts, with the customer

2. Identification of the performance obligations in the contract

3. Determination of the transaction price

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

Disaggregation of Revenue

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud-based application:

	Year Ended January 31,
	2020		2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(In thousands, except percentage data)
Americas	$205,345	59%	$141,595	59%	$101,867	61%
EMEA	110,057	32	78,868	33	53,123	32
APAC	32,620	9	20,179	8	13,357	7
Total	$348,022	100%	$240,642	100%	$168,347	100%

The United States and the United Kingdom were the only two countries that represented more than 10% of the Company’s revenues in any period, comprised of $197.6 million and 57%, $136.8 million and 57%, and $98.5 million and 59% for the United States in fiscal 2020, 2019, and 2018, respectively, and $41.5 million and 12%, $32.3 million and 13%, and $23.1 million and 14% for the United Kingdom in fiscal 2020, 2019, and 2018, respectively.

Contract Balances

Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $0.2 million and $0.4 million as of January 31, 2020 and 2019, respectively, which were included within prepaid expenses and other current assets on the consolidated balance sheets.

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a contract. The current portion of deferred revenue balances are recognized over the following 12-month period. The amount of revenue recognized in fiscal 2020, 2019, and 2018 that was included in deferred revenue at the beginning of each period was $149.6 million, $101.0 million, and $65.6 million, respectively.

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

Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates between new and renewal contracts. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years, while commissions paid related to renewal contracts are amortized over the renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Commissions paid on professional services are typically expensed as incurred. The Company determines the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration the historical initial and renewal contractual terms, estimated renewal rates, and the technological life of the platform and related significant features. The Company determines the period of benefit for renewal subscription contracts by considering the average contractual term for renewal contracts. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of comprehensive loss.

The Company periodically reviews deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a rollforward of the Company’s deferred commissions:

	As of January 31,
	2020	2019
	(In thousands)
Beginning balance	$50,890	$30,669
Additions to deferred commissions	53,978	33,060
Amortization of deferred commissions	(20,508)	(11,709)
Foreign currency translation effect of deferred commissions	(423)	(1,130)
Ending balance	$83,937	$50,890
Deferred commissions, current (to be recognized in next 12 months)	25,990	15,827
Deferred commissions, net of current portion	57,947	35,063
Total deferred commissions	$83,937	$50,890

Remaining Performance Obligations

As of January 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $656.2 million, which consists of both billed consideration in the amount of $220.2 million and unbilled consideration in the amount of $436.0 million that the Company expects to recognize as revenue. The Company expects to cumulatively recognize approximately 50% and 82% of this amount as revenue in the next 12 months and 24 months, respectively, with the remaining balance recognized thereafter.

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

Advertising Costs

Advertising costs are expensed as incurred in sales and marketing expense and amounted to $17.7 million, $15.1 million, and $11.0 million for fiscal 2020, 2019, and 2018, respectively.

Stock-Based Compensation

Prior to the IPO, the Company’s board of directors determined the fair value of its common stock using various valuation methodologies, including valuation analyses performed by third-party valuation firms. After the IPO, the Company uses the publicly quoted market closing price as reported on the New York Stock Exchange as the fair value of its common stock.

The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, stock purchase rights (SPRs), restricted stock units (RSUs), and purchase rights issued under the 2018 Employee Stock Purchase Plan (ESPP), based on the estimated grant-date fair value of the award. The Company calculates the fair value of options, SPRs, and the purchase rights issued under ESPP using the Black-Scholes option-pricing model and the related expense is recognized using the straight-line attribution approach. The vesting period is the period the employee is required to provide service in exchange for the award.

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

As of January 31, 2020, unrecognized stock-based compensation cost related to outstanding unvested RSUs that are expected to vest was $153.4 million, which is expected to be recognized over a weighted-average period of 3.15 years.

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

The Company records a valuation allowance to reduce its deferred tax assets to the net amount that the Company believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company has considered its historical levels of income, expectations of future taxable income and ongoing tax planning strategies. Because of the uncertainty of the realization of the deferred tax assets, the Company has recorded a valuation allowance against substantially all deferred tax assets. Realization of its deferred tax assets is dependent primarily upon future U.S., U.K. and Israel taxable income.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Capitalized Software Development Costs

The Company capitalizes software development costs in connection with its cloud-based business modeling and planning software application, as well as certain projects for internal use, as incurred. Qualifying computer software costs that are incurred during the application development stage are capitalized. The Company capitalized $13.6 million, $8.1 million, and $5.8 million related to software costs incurred during fiscal 2020, 2019, and 2018, respectively. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the related software, which is generally two to three years, in cost of subscription revenue.

Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers all series of convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of the convertible preferred stock do not have a contractual obligation to share in the losses of the Company. Under the two-class method, net loss would be attributed to common stockholders and participating securities based on their participation rights.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief”, which permits an entity, upon adoption of ASU 2016-13, to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets measured at amortized cost basis. The guidance will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-11 requires entities that did not adopt the amendments in ASU 2016-13 as of November 2019 to adopt ASU 2019-11. This ASU contains the same effective dates and transition requirements as ASU 2016-13. The Company continues to assess the impact of this ASU and does not expect it to be material on its consolidated financial statements and disclosures upon adoption.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of income taxes and reducing the cost and complexity in accounting for income taxes. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016 and July 2018, the FASB issued ASU 2016-02 “Leases”, ASU 2018-10 “Codification Improvements to Topic 842, Leases”, and ASU 2018-11 “Leases (Topic 842): Targeted Improvements”, which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The new guidance requires that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The Company adopted the guidance starting February 1, 2019 using a prospective transition approach. The adoption of the new standard resulted in changes to the Company’s accounting policies for leases and resulted in additional disclosures as noted in the leases section in Note 4.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The Company adopted the guidance during fiscal year 2020. The adoption of the new standard had no impact on the Company’s consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU eliminate Step 2 from the goodwill impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in step 1. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2019. The Company early adopted the guidance during fiscal year 2020. The adoption of the new standard had no impact on the Company’s consolidated financial statements and disclosures.

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

(2) Consolidated Balance Sheet Components

Property and Equipment, net

Property and equipment consisted of the following:

	As of January 31,
	2020	2019
	(In thousands)
Computer and office equipment	$46,986	$37,990
Leasehold improvements	12,728	11,823
Internal-use software	29,445	17,810
Construction in progress	3,943	1,041
Property and equipment, gross	93,102	68,664
Less: accumulated depreciation	(44,463)	(25,324)
Property and equipment, net	$48,639	$43,340

Depreciation expense was $19.9 million, $12.7 million, and $7.2 million for fiscal 2020, 2019, and 2018, respectively.

The Company capitalized $13.6 million and $8.1 million in internal-use software for fiscal 2020 and 2019, of which $2.3 million and $0.6 million was stock-based compensation expense. Amortization of the capitalized internal-use software, included in total depreciation expense above was $6.1 million and $3.9 million for fiscal 2020 and 2019, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	As of January 31,
	2020	2019
	(In thousands)
Vendor accruals	$11,098	$6,237
Accrued commission	10,033	10,000
Accrued bonuses	14,279	11,759
Accrued other payroll liabilities	21,077	10,112
Current portion of finance lease obligations	6,956	4,512
Accrued other	15,581	9,950
Accrued expenses	$79,024	$52,570

(3) Bank Borrowing

In April 2018, the Company entered into a syndicated loan agreement with Wells Fargo to provide a secured revolving credit facility that allows the Company to borrow up to $40.0 million, subject to an accounts receivable borrowing base, for general corporate purposes through April 2020. Any advances drawn on the credit facility will incur interest at a rate equal to (i) the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1% less (ii) 0.5%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 30, 2020. This syndicated loan agreement was subsequently amended in September 2018 and October 2019. As of January 31, 2020, the Company had not drawn down any amounts under this agreement. The Company was in compliance with the financial covenants contained in the agreement as of January 31, 2020.

(4) Leases

The Company leases certain facilities under operating leases that expire from fiscal 2020 to 2028. Starting in fiscal 2019, the Company entered into finance leases to finance equipment.

The components of lease expense were as follows:

Year Ended January 31, 2020
(In thousands)
Operating lease costs	$10,748
Finance lease costs
Amortization of assets	$5,737
Interest on lease liabilities	826
Total finance lease costs	$6,563

Supplemental balance sheet information related to leases is as follows:

As of January 31, 2020
(In thousands)
Operating leases:
Operating lease ROU assets	$37,875
Operating lease liabilities, current portion	$7,278
Operating lease liabilities, net of current portion	34,017
Total operating lease liabilities	$41,295
Finance leases:
Property and equipment, gross	$21,321
Less: accumulated depreciation	(7,347)
Property and equipment, net	$13,974
Accrued expenses	$6,956
Other noncurrent liabilities	7,261
Total finance lease liabilities	$14,217

Weighted-average lease terms and discount rates are as follows:

	As of January 31, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease terms	5.6 years	2.1 years
Weighted-average discount rates	5.6%	5.3%

Future minimum lease payments under operating leases and finance leases as of January 31, 2020 are as follows:

	As of January 31, 2020
	Operating Leases	Finance Leases
	(In thousands)
Years ending January 31,
2021	$9,077	$7,639
2022	7,997	5,868
2023	8,024	1,595
2024	7,649	—
2025	6,956	—
Thereafter	9,553	—
Total lease payments	49,256	15,102
Less: amount representing interest	(7,491)	(885)
Less: leases less than 12 months	(470)	—
Total lease liabilities	$41,295	$14,217

The Company enters into commitments to lease computer and office equipment for which the timing of the lease payments is not determined until the date of acceptance. As of January 31, 2020, the amounts related to these leases were approximately $0.6  million, which are to be paid over three years after the date of acceptance.

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

Under ASC 840, the previous lease standard, total rent expense under operating leases for fiscal 2019 was $11.4 million.

(5) Business Combination

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

The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

(In thousands)
Cash	$2,735
Other current and noncurrent assets	1,793
Intangible assets	7,300
Goodwill	32,379
Deferred revenue	(2,100)
Other current and noncurrent liabilities	(5,880)
Total purchase consideration	$36,227

The intangible assets acquired consist of developed technology of $5.2 million, and customer relationships of $2.1 million and were assigned useful lives of 5 and 7 years, respectively. The fair value of the developed technology was determined utilizing the multi-period excess earning method, and the with-and-without method was utilized to determine the fair value of customer relationships. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill, and is attributable to Mintigo’s workforce and the synergies expected to arise from the acquisition. The Company does not expect goodwill to be deductible for income tax purposes.

Acquisition-related costs of approximately $1.3 million were included in general and administrative expenses during fiscal 2020 in the consolidated financial statements. The total cash consideration was $33.5 million, net of cash acquired of $2.7 million, and was fully paid in fiscal 2020.

The consolidated financial statements include the operating results of the acquisition from the date of acquisition. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition, individually and in the aggregate, were not material to the financial results of the Company.

Additionally, the Company entered into retention agreements with employees of Mintigo who joined the Company after the acquisition, totaling up to approximately $10.0 million. As payment of these retention agreements is contingent upon the continuous service of these employees with the Company, they are being accounted for as compensation over the required service period of three years commencing from the acquisition date.

(6) Acquisition-Related Intangible Assets

The components of identifiable intangible assets included in “Other noncurrent assets” are as follows:

	As of January 31, 2020
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Remaining Amortization Periods
	(In thousands)
Developed technology	$5,200	$(346)	$4,854	4.8 years
Customer relationships	2,976	(977)	1,999	6.8 years
Total	$8,176	$(1,323)	$6,853

	As of January 31, 2019
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Remaining Amortization Periods
	(In thousands)
Customer relationships	$876	$(841)	$35	<1 year
Total	$876	$(841)	$35

Amortization expense of acquisition-related intangible assets was $0.5 million, $0.2 million and $0.2 million for fiscal 2020, 2019 and 2018, respectively.

The expected future intangible assets amortization as of January 31, 2020 is as follows:

As of January 31, 2020
(In thousands)
Years ending January 31,
2021	$1,340
2022	1,340
2023	1,340
2024	1,340
2025	993
Thereafter	500
Total future intangible assets amortization	$6,853

(7) Common Stock and Employee Stock Plans

As of January 31, 2020, the Company was authorized to issue 1,750,000,000 shares of common stock. Shares were reserved for future issuance as follows:

	As of January 31,
	2020	2019
	(In thousands)
Outstanding stock options	10,198	14,986
Outstanding restricted stock units	10,260	10,894
Outstanding stock purchase rights	5	4,776
Shares available for future issuances under the 2018 Stock Plan	17,071	13,411
Shares available for future issuances under the 2018 ESPP	2,786	2,700
Total	40,320	46,767

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

In connection with the IPO, the 2012 Plan was terminated and the number of shares of common stock reserved under the 2012 Plan that were not issued or subject to outstanding awards under the 2012 Plan on the IPO date were transferred to the 2018 Plan. As of January 31, 2020, options to purchase and RSUs to convert to a total of 14.6 million shares of common stock were outstanding under the 2012 Plan pursuant to their original terms and no shares were available for future grant.

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

As of January 31, 2020, options to purchase and RSUs to convert to a total of 5.9 million shares of common stock were outstanding under the 2018 Plan. On the first day of each fiscal year of the Company during the term of the 2018 Plan, commencing on February 1, 2019 and ending on (and including) February 1, 2028, the aggregate number of common shares that may be issued under the 2018 Plan shall automatically increase by a number equal to the least of (a) 5% of the total number of common shares issued and outstanding on the last day of the preceding fiscal year, (b) 7,500,000 of common shares subject to anti-dilution adjustments or (c) a number of common shares determined by the Company’s board of directors.

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

Except for the initial offering period, the ESPP provides for 12-month offering periods beginning June 21 and December 21 of each year, and each offering period will consist of two six-month purchase periods. The initial offering period began October 12, 2018 and ended on December 20, 2019. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s stock on the offering date or (2) the fair market value of our stock on the purchase date.

For fiscal 2020, 1.2 million shares of common stock were purchased under the ESPP at a weighted-average price of $15.78 per share, and $5.9 million of stock-based compensation expense was recorded. During fiscal 2019, there was no common stock purchased under the ESPP, and $1.6 million of stock-based compensation expense was recorded.

The Company accounted for the stock purchase rights under ESPP at the grant date (first day of the offering period) by valuing each purchase period separately. The Black-Scholes assumptions used to value the ESPP are as follows:

Year Ended January 31,
	2020	2019
ESPP:
Risk-free interest rate	1.52% - 2.69%	2.51% - 2.69%
Expected term (years)	0.50 - 1.19	0.69 - 1.19
Expected volatility	32.5% - 42.9%	32.5% - 34.9%
Expected dividend yield	—	—

Stock Purchase Rights (SPRs) with Recourse Notes

SPRs have been issued in exchange for recourse promissory notes with the aggregate price of the underlying shares as the principal amount. The promissory notes are collateralized by the related common stock. Repayment is due between four and 12 years from the date of the promissory notes or earlier in certain circumstances. In addition, any proceeds from the sale of shares purchased with the notes must be applied to repay the outstanding note receivable balance. The Company has a right to repurchase the shares if the employee’s service period is not fulfilled or upon termination of employment at the original per share issuance price. The right of repurchase lapses over an employee service period which is typically four years with 25% vesting on the first anniversary of the vesting commencement date and 1/48 each month thereafter. The Company deemed all employee recourse promissory notes to be non-substantive in nature and therefore the notes are not reflected in the consolidated balance sheets and consolidated statements of stockholders’ equity. Rather, the note issuances and the share purchases are accounted for as share option grants, with the related share-based compensation measured using the Black-Scholes option-pricing model and recognized over the vesting periods.

There were no SPRs issued since fiscal 2017.

Shares underlying the SPRs are presented as outstanding on the consolidated balance sheets and consolidated statements of stockholders’ equity as the shares have voting and dividend rights and are thus considered legally outstanding. The number of these outstanding SPRs was immaterial as of January 31, 2020. During fiscal 2019 and 2018, 4.8 million, and 8.8 million of these underlying shares, respectively, have been excluded from the respective net loss per share calculations because the shares are considered contingently issuable and subject to repurchase.

A summary of the SPR activities for fiscal 2020 is as follows:

	Number of SPRs	Weighted- Average Exercise Price
	(In thousands)
Non-vested SPRs as of January 31, 2019	406
Vested	(266)	$4.59
Repurchased	(135)	$4.59
Non-vested SPRs as of January 31, 2020	5

During fiscal 2020, 2019, and 2018, the Company recorded stock-based compensation expense of $0.4 million, $0.6 million, and $1.4 million, respectively, related to the SPRs. During fiscal 2018, the Company recorded stock-based compensation expense of $0.5 million related to the accelerated vesting of certain SPRs for one former director.

As of January 31, 2020, unrecognized stock-based compensation costs related to outstanding unvested SPRs that are expected to vest was immaterial.

Share Repurchase

During fiscal 2020, 2019, and 2018, the Company repurchased approximately 0.1 million unvested shares from one employee, 0.2 million unvested shares from one employee and 1.0 million unvested shares from two employees, respectively. The share repurchases took place upon termination of employment by cancelling the principal balance of the related note, plus any accrued interest from the date of purchase related to the unvested portion.

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

The Black-Scholes assumptions used to value the employee options at the grant dates are as follows:

	Year Ended January 31,
	2020	2019	2018
Stock Options:
Fair value of common stock	$32.75 - $58.82	$7.12 - $25.10	$5.38 - $6.14
Risk-free interest rate	1.51% - 2.54%	2.68% - 3.00%	1.88% - 2.54%
Expected term (years)	5.07 - 6.25	6.06 - 6.26	6.08
Expected volatility	37.5% - 38.8%	37.0% - 37.8%	38.0% - 41.6%
Expected dividend yield	—	—	—

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

A summary of stock option and RSU activities for fiscal 2020 is as follows:

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except weighted average exercise price, average remaining contractual life and weighted average grant date fair value)
Balance as of January 31, 2019	13,411	14,986	$5.99	7.92	$380,673	10,894	$12.01
Shares authorized	6,312	-	-	-	-	-	-
Options granted	(1,463)	1,463	42.60	-	-	-	-
Options exercised	-	(4,755)	4.60	-	-	-	-
Options forfeited	1,496	(1,496)	7.31	-	-	-	-
Shares repurchased	135	-	-	-	-	-	-
RSUs granted	(4,121)	-	-	-	-	4,121	42.56
RSUs vested	-	-	-	-	-	(3,454)	11.69
Shares withheld related to net share settlement of RSUs	-	-	-	-	-	-	-
RSUs forfeited	1,301	-	-	-	-	(1,301)	17.41
Balance as of January 31, 2020	17,071	10,198	$11.69	7.55	$468,079	10,260	$23.70
Exercisable as of January 31, 2020		4,645	$5.46	6.60	$242,140	-	-
Vested and expected to vest as of January 31, 2020		9,561	$10.98	7.47	$445,646	8,877	-

The total intrinsic value of the options exercised during fiscal 2020, 2019, and 2018 was $194.1 million, $24.2 million, and $8.9 million, respectively. The intrinsic value is calculated as the difference between the fair value of the underlying common stock at the exercise date and the exercise price of the stock option.

The weighted-average grant date fair value of options granted during fiscal 2020, 2019, and 2018 was $13.87, $5.48, and $2.41, respectively.

As of January 31, 2020, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $28.0 million, which is expected to be recognized over a weighted-average period of 2.29 years.

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

As of January 31, 2020, unrecognized stock-based compensation cost related to outstanding unvested RSUs that are expected to vest was $153.4 million, which is expected to be recognized over a weighted-average period of 3.15 years.

Stock-Based Compensation

The stock-based compensation expense, net of estimated forfeitures, by line item in the accompanying consolidated statements of comprehensive loss is summarized as follows:

	Year Ended January 31,
	2020	2019	2018
	(In thousands)
Cost of subscription revenue	$2,547	$831	$148
Cost of professional services revenue	2,199	851	507
Research and development	10,608	3,826	742
Sales and marketing	34,428	15,475	3,496
General and administrative	30,264	31,823	3,746
Total stock-based compensation expense	$80,046	$52,806	$8,639

The Company’s estimated forfeiture rate is based on accumulated historical forfeiture data.

The capitalized stock-based compensation expense relating to research and development expense was $2.3 million, $0.6 million, and $0.2 million during fiscal 2020, 2019, and 2018, respectively.

(8) Fair Value Measurements

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

The Company did not hold any assets or liabilities that are measured at fair value on a recurring basis as of January 31, 2020 or 2019 and there were no transfers into or out of Level 1, Level 2, or Level 3 during fiscal 2020, 2019, and 2018.

(9) Commitments and Contingencies

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

The Company has not incurred any expense in defense or reimbursement of any of its customers for losses related to indemnification provisions, and no material claims against the Company are outstanding as of January 31, 2020 and 2019. The Company’s exposure under these indemnification provisions is generally capped at a fixed amount in many customer agreements and uncapped in others. Due primarily to the lack of history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement, the Company has determined that potential costs related to indemnification are not probable or estimable and, as such, has not recorded a reserve for fiscal 2020, 2019, or 2018.

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

Legal Matters

The Company is a party to various legal proceedings and claims, which arise in the ordinary course of business. As of January 31, 2020 and 2019, the Company determined that there was not at least a reasonable possibility that it had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such proceedings.

Other Contractual Commitments

Other contractual commitments primarily consist of data center and IT operations related to our daily business operations. Future minimum payments under our non-cancellable purchase commitments as of January 31, 2020 are presented in the table below:

Purchase Obligations
(In thousands)
Year ended January 31,
2021	$14,772
2022	10,178
2023	4,780
2024	1,655
Total future minimum payments	$31,385

(10) Income Taxes

The components of the loss before income taxes were as follows:

	Year Ended January 31,
	2020	2019	2018
	(In thousands)
Domestic	$(115,107)	$(89,375)	$(20,382)
Foreign	(29,657)	(38,432)	(25,911)
Total	$(144,764)	$(127,807)	$(46,293)

The provision for income taxes was as follows:

	Year Ended January 31,
	2020	2019	2018
	(In thousands)
Current:
Federal	$—	$—	$—
State	76	244	10
Foreign	1,741	2,078	1,069
Total current income tax expense	1,817	2,322	1,079
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	2,636	887	182
Total deferred income tax expense	2,636	887	182
Total provision for income tax	$4,453	$3,209	$1,261

A reconciliation of the U.S. federal statutory tax rate to the Company’s provision for income taxes was as follows:

	Year Ended January 31,
	2020	2019	2018
	(In thousands)
U.S. federal taxes at statutory tax rate	$(30,400)	$(26,841)	$(15,229)
State taxes, net of federal benefit	(9,427)	(3,413)	(790)
Stock-based compensation	(40,628)	(431)	1,653
Change in valuation allowance	98,343	32,828	(7,711)
Foreign income taxed at various rates	(5,986)	1,984	4,002
U.S. Tax Reform	—	—	19,736
Other	(7,449)	(918)	(400)
Total	$4,453	$3,209	$1,261

Significant components of net deferred tax assets are as follows:

	As of January 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Net operating losses	$184,752	$74,040
Stock-based compensation	18,234	12,529
Accruals and reserves	4,522	3,531
Depreciation and amortization	253	156
Lease liabilities	9,545	—
Deferred research and development costs	579	—
Gross deferred tax assets	217,885	90,256
Valuation allowance	(189,737)	(79,739)
Deferred tax liabilities:
Depreciation and amortization	(3,647)	—
Accruals and reserves	(2,097)	(528)
ROU assets	(8,387)	—
Deferred commissions	(17,443)	(11,022)
Gross deferred tax liabilities	(31,574)	(11,550)
Total net deferred tax liabilities	$(3,426)	$(1,033)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not that the deferred tax assets will not be realized; accordingly, a valuation allowance has been established on U.S. and U.K. net deferred tax assets. The valuation allowance increased $110.0 million for fiscal 2020 and increased $32.8 million for fiscal 2019.

As of January 31, 2020, the Company has net operating loss carryforwards for federal income tax purposes of $572.2 million available to reduce future income subject to income taxes. The federal net operating loss carryforwards will begin to expire, if not utilized, in fiscal 2029. In addition, the Company has $140.9 million and $207.3 million of net operating loss carryforwards available to reduce future taxable income subject to California state income taxes and all other applicable state jurisdictions, respectively. The California net operating loss carryforwards will begin to expire, if not utilized, in fiscal 2031 through fiscal 2039. The other states’ net operating loss carryforwards will begin to expire at various dates beginning in fiscal 2025 through fiscal 2039, if not utilized. The U.K. net operating loss carryforwards of $182.0 million do not expire.

The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Code and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company completed an analysis under Code Sections 382 and 383 through January 31, 2019 and concluded that the limitation on its ability to utilize its net operating loss carryforwards will not be material.  If there were material ownership changes subsequent to the study, such changes could limit the Company’s ability to utilize its net operating loss carryforwards.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Reform Act). The Tax Reform Act reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Company had recorded the estimated effects of the Tax Reform Act in its fiscal 2018 tax provision pursuant to Staff Accounting Bulletin No. 118 (SAB 118) issued by SEC. In its fourth quarter of fiscal 2019, the Company finalized the accounting for the Tax Reform Act and did not record any measurement period adjustments. In addition, the Company computed its fiscal 2020, 2019, and 2018 provision with the tax rate of 21%, 21% and 33%, respectively.

During the quarter ended October 31, 2019, the Company acquired $7.4 million of gross unrecognized tax benefits through purchase accounting from the Mintigo acquisition, of which $6.1 million were not recognized as they would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance. Prior to year end, $0.8 million of the $6.1 million expired due to the statute of limitations, and accordingly, this amount was removed from the balance of gross unrecognized tax benefits. The remaining $1.3 million of unrecognized tax benefits were included within other noncurrent liabilities on the consolidated balance sheet as of January 31, 2020, and if recognized, would impact the Company’s effective tax rate. The Company does not expect any significant change in its unrecognized tax benefits during the next twelve months that would be material to the consolidated financial statements because nearly all of the unrecognized tax benefits have been offset by a deferred tax asset, which has been reduced by a valuation allowance.

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

(11) Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended January 31,
	2020	2019	2018
	(In thousands, except per share data)
Numerator:
Net loss	$(149,217)	$(131,016)	$(47,554)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	129,799	53,328	18,956
Net loss per share attributable to common stockholders, basic and diluted	$(1.15)	$(2.46)	$(2.51)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of January 31,
	2020	2019	2018
	(In thousands)
Convertible preferred stock	—	—	73,610
Stock options	10,198	14,986	15,815
Stock repurchase rights	5	4,776	8,789
Restricted stock units	10,260	10,894	5,249
Unvested shares subject to repurchase	6	24	—
Convertible preferred stock warrants	—	—	10
Common stock warrants	—	—	14
Total	20,469	30,680	103,487

(12) Employee Benefit Plans

On January 1, 2013, the Company initiated a savings and retirement plan for employees. The Company’s employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. The plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax-deferred salary deductions and alternative investment options. Employees may contribute up to 90% of their salary up to the statutory prescribed annual limit. The Company also has a defined-contribution retirement plan that covers substantially all employees in the United Kingdom, Singapore, the Netherlands, France, Sweden, Switzerland, India, Israel, Japan, Austria, and Australia. The Company matches employees’ contributions to the U.S. 401(k) plan, subject to certain limitations. The Company also matches at varying percentages of income, voluntarily or within a statutory scheme, for employees in the countries listed above.

item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9a. controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.

Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, under the supervision of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2020, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of January 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information called for by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2020 and is incorporated herein by reference.

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

(c) Exhibits

The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-K	001-38698	3.1	March 29, 2019

3.2	Amended and Restated Bylaws of Registrant.	10-K	001-38698	3.2	March 29, 2019

4.1	Amended and Restated Investors’ Rights Agreement, dated November 21, 2017, by and among the Registrant and the parties thereto.	S-1	333-227355	4.1	September 14, 2018

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934					X

10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-227355	10.1	October 1, 2018

10.2#	2012 Stock Plan and forms of agreements thereunder.	S-1	333-227355	10.2	September 14, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.3#	The Registrant’s 2018 Equity Incentive Plan, including form agreements.	S-8	333-227798	99.2	October 12, 2018

10.4#	Severance and Change in Control Agreement, dated as of September 28, 2018, by and between the Registrant and Frank Calderoni.	S-1/A	333-227355	10.4	October 1, 2018

10.5#	Severance and Change in Control Agreement, dated as of September 9, 2018, by and between the Registrant and David H. Morton, Jr.	S-1	333-227355	10.16	September 14, 2018

10.6#	The Registrant’s 2018 Employee Stock Purchase Plan.	S-1/A	333-227355	10.7	October 1, 2018

10.7#	Confirmatory Employment Letter, dated September 28, 2018, between the Registrant and Frank Calderoni.	S-1/A	333-227355	10.8	October 1, 2018

10.8#	Employment Agreement, dated September 9, 2018, between the Registrant and David H. Morton, Jr.	S-1	333-227355	10.15	September 14, 2018

10.9#	Employment Agreement, dated January 29, 2019, and Severance and Change in Control Agreement, between the Registrant and Ana Pinczuk.					X

10.10#	Employment Agreement, dated September 24, 2018, and Severance and Change in Control Agreement, between the Registrant and Vivie Lee.					X

10.11#	Form of Stock Option Grant Agreement under Anaplan, Inc.’s 2018 Equity Incentive Plan	10-Q	001-38698	10.10	December 10, 2018

10.12#	Compensation Program for Non-Employee Directors.	S-1/A	333-227355	10.12	October 1, 2018

10.13	Credit Agreement between the Registrant and Wells Fargo, National Association.	S-1/A	333-227355	10.13	October 1, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.14	Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, N.A.	10-Q	001-38698	10.1	December 9, 2019

10.15	Sublease, dated November 9, 2017, by and among the Registrant and athenahealth, Inc.	S-1/A	333-227355	10.14	October 1, 2018

10.16#	Anaplan, Inc. Cash Incentive Plan Agreement	10-Q	001-38698	10.11	December 10, 2018

21.1	List of Subsidiaries of Registrant.	S-1	333-227355	21.1	September 14, 2018

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained in the signature page to this registration statement).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended January 31, 2020, has been formatted in Inline XBRL and contained in Exhibit 101.					X

________________

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

ANAPLAN, INC.

	By:	/s/ Frank Calderoni
Date: March 30, 2020		Frank Calderoni
Chairman & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Frank Calderoni and David H. Morton, Jr. and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, or the Annual Report, including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Calderoni	Chairman and Chief Executive Officer and Director	March 30, 2020
Frank Calderoni	(Principal Executive Officer)

/s/ David H. Morton, Jr.	Executive Vice President and Chief Financial Officer
David H. Morton, Jr.	(Principal Financial Officer)	March 30, 2020

/s/ Gagan Dhingra	Interim Chief Accounting Officer and Corporate	March 30, 2020
Gagan Dhingra	Controller (Principal Accounting Officer)

/s/ Robert E. Beauchamp
Robert E. Beauchamp	Director	March 30, 2020

/s/ Susan L. Bostrom
Susan L. Bostrom	Director	March 30, 2020

/s/ David F. Conte
David F. Conte	Director	March 30, 2020

/s/ Allan Leinwand
Allan Leinwand	Director	March 30, 2020

/s/ Sandesh Patnam
Sandesh Patnam	Director	March 30, 2020

/s/ Suresh Vasudevan
Suresh Vasudevan	Director	March 30, 2020

/s/ Rob Ward
Rob Ward	Director	March 30, 2020

/s/ Yvonne Wassenaar
Yvonne Wassenaar	Director	March 30, 2020