Form 10-Q
period 2020-04-30
Anaplan, Inc.
filed 2020-06-04
CIK 1540755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

Large accelerated filer:	☑	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☐
		Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of May 29, 2020, the number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding was 137,540,450.

CAUTIONARY note regarding FORWARD-lOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this report are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements contained in this report include, but are not limited to, statements about:

•

the impact of the global pandemic related to the novel coronavirus and resulting COVID-19 pandemic, and any associated economic downturn on our business operations and financial results and the businesses of our customers, prospective customers and partners;

•	our anticipated responses to, or actions arising out of, the COVID-19 pandemic;
•	our future performance, including our revenue, costs of revenue, gross profit or gross margin, operating expenses, deferred revenue, and billings;
•	our ability to sell our platform to new customers;
•	our ability to retain, and expand use of our platform by, our existing customers;
•	our ability to train our customers and partners to effectively utilize our platform;
•	the sufficiency of our cash and cash equivalents to meet our projected operating requirements;
•	our ability to maintain the security of our platform;
•	our ability to maintain the availability of our platform;
•	our ability to successfully expand in our existing markets and into new markets;
•	our ability to effectively manage our growth and future expenses;
•	our ability to broaden and deepen our partner ecosystems;
•	our estimated total addressable market;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to enhance our platform and satisfy the cloud infrastructure priorities of our customers;
•	our ability to comply with laws, regulations and accounting rules applying to our business, including privacy regulations such as the General Data Protection Regulation;
•	anticipated income tax rates, tax estimates and tax standards;
•	the attraction and retention of qualified employees and key personnel and the rate of expansion and productivity of our sales force;
•	our anticipated investments in sales and marketing and research and development;
•	our ability to realize anticipated benefits from strategic transactions in a timely manner;
•	our ability to manage changes in foreign currency exchange rates and effectively hedge our foreign currency exposure; and
•	our ability to successfully defend litigation brought against us.

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

PART I

item 1. Financial Statements

ANAPLAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	As of
	April 30, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$303,098	$309,894
Accounts receivable, net of allowances for credit losses of $2,768 and $996 as of April 30, 2020 and January 31, 2020, respectively	92,971	109,217
Deferred commissions, current portion	26,488	25,990
Prepaid expenses and other current assets	16,195	17,814
Total current assets	438,752	462,915
Property and equipment, net	49,994	48,639
Deferred commissions, net of current portion	58,825	57,947
Goodwill	32,379	32,379
Operating lease right-of-use assets	35,520	37,875
Other noncurrent assets	11,745	10,052
TOTAL ASSETS	$627,215	$649,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,646	$5,331
Accrued expenses	70,629	79,024
Deferred revenue, current portion	205,958	216,059
Operating lease liabilities, current portion	6,548	7,278
Total current liabilities	293,781	307,692
Deferred revenue, net of current portion	6,280	4,149
Operating lease liabilities, net of current portion	32,422	34,017
Other noncurrent liabilities	14,151	12,268
TOTAL LIABILITIES	346,634	358,126
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,750,000 shares authorized as of April 30, 2020 and January 31, 2020; 137,131 and 135,495 shares issued and outstanding as of April 30, 2020 and January 31, 2020	13	13
Accumulated other comprehensive loss	(2,575)	(4,326)
Additional paid-in capital	815,756	788,447
Accumulated deficit	(532,613)	(492,453)
TOTAL STOCKHOLDERS' EQUITY	280,581	291,681
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$627,215	$649,807

The information as of January 31, 2020, was derived from the Company’s audited Consolidated Balance Sheet as of January 31, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2020	2019
Revenue:
Subscription revenue	$93,824	$65,085
Professional services revenue	10,020	10,745
Total revenue	103,844	75,830
Cost of revenue:
Cost of subscription revenue	15,185	11,091
Cost of professional services revenue	9,555	10,486
Total cost of revenue	24,740	21,577
Gross profit	79,104	54,253
Operating expenses:
Research and development	23,762	15,059
Sales and marketing	71,674	56,290
General and administrative	22,428	20,013
Total operating expenses	117,864	91,362
Loss from operations	(38,760)	(37,109)
Interest income, net	511	1,251
Other income (expense), net	(331)	(246)
Loss before income taxes	(38,580)	(36,104)
Provision for income taxes	(1,022)	(1,087)
Net loss	(39,602)	(37,191)
Comprehensive loss:
Foreign currency translation adjustments	1,751	(266)
Comprehensive loss	$(37,851)	$(37,457)
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.30)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	136,362	122,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 31, 2020	135,495	$13	$788,447	$(4,326)	$(492,453)	$291,681
Cumulative adjustment upon adoption of ASC 326 (Note 1)	—	—	—	—	(558)	(558)
Stock-based compensation	—	—	23,486	—	—	23,486
Exercise of stock options, net of repurchases and early exercises	698	—	3,798	—	—	3,798
Vesting of restricted stock units	938	—	—	—	—	—
Net loss	—	—	—	—	(39,602)	(39,602)
Foreign currency translation adjustments	—	—	—	1,751	—	1,751
Other	—	—	25	—	—	25
Balance at April 30, 2020	137,131	$13	$815,756	$(2,575)	$(532,613)	$280,581
Balance at January 31, 2019	126,246	$12	$653,738	$(3,036)	$(343,236)	$307,478
Stock-based compensation	—	—	16,624	—	—	16,624
Repayment of promissory notes, net of early exercises	—	—	8,157	—	—	8,157
Exercise of stock options, net of repurchases and early exercises	722	—	3,060	—	—	3,060
Vesting and settlement of restricted stock units	569	—	—	—	—	—
Net loss	—	—	—	—	(37,191)	(37,191)
Foreign currency translation adjustments	—	—	—	(266)	—	(266)
Balance at April 30, 2019	127,537	$12	$681,579	$(3,302)	$(380,427)	$297,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,602)	$(37,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,070	4,355
Amortization of deferred commissions	7,718	4,139
Stock-based compensation	22,493	16,302
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	2,852	2,442
Other non-cash items	1,106	(496)
Changes in operating assets and liabilities:
Accounts receivable	12,848	774
Prepaid expenses and other current assets	1,508	518
Other noncurrent assets	114	(513)
Deferred commissions	(10,056)	(8,191)
Accounts payable and accrued expenses	(2,546)	6,470
Deferred revenue	(3,159)	12,061
Payments for operating lease liabilities	(2,835)	(2,361)
Other noncurrent liabilities	1,985	(209)
Net cash used in operating activities	(1,504)	(1,900)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,583)	(922)
Capitalized internal-use software	(2,880)	(2,161)
Net cash used in investing activities	(4,463)	(3,083)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,792	3,004
Proceeds from repayment of promissory notes	—	9,280
Principal payments on finance lease obligations	(1,728)	(1,088)
Net cash provided by financing activities	2,064	11,196
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(743)	(398)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,646)	5,815
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Beginning of period	309,894	326,863
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - End of period	$305,248	$332,678
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$184	$65
Cash paid for income taxes	$307	$20
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in liabilities	$1,687	$568
Finance leases for property and equipment	$568	$2,423

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

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ending January 31, 2021.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting and include the accounts of the Company and its wholly owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated balance sheet as of January 31, 2020, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of comprehensive loss, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the SEC on March 30, 2020.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the determination of revenue recognition, certain assumptions in the valuation of stock awards, the determination of the period of benefit for deferred commissions, the determination of the incremental borrowing rate used for operating lease liabilities, the allowance for credit losses, and the fair value of assets acquired and liabilities assumed for business combinations. Actual results could differ from those estimates.

In March 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) as a global pandemic with widespread and detrimental effect on the global economy. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on the Company's customers, prospective customers, sales cycles, and employees, all of which are uncertain and cannot be predicted. During the quarter ended April 30, 2020, we assessed the impact of COVID-19, including our estimate of credit losses for accounts receivable. As of the date of filing of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require updating significant estimates or judgments or revising the carrying value of the Company's assets or liabilities as presented in the unaudited interim condensed consolidated financial statements. These estimates may change as new events occur and additional information is obtained. Actual results could differ from those estimates and any such differences may be material to our financial statements.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 of the notes to the consolidated financial statements included in the Company’s Form 10-K filed with the SEC on March 30, 2020. There have been no significant changes to these policies during the three months ended April 30, 2020, except as noted below.

Accounts Receivable, net

The Company adopted Accounting Standards Codification Topic 326 (ASC 326), Financial Instruments – Credit Losses, effective starting February 1, 2020 using a modified retrospective approach.

Under ASC 326, accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the Company’s customers’ financial condition, the amount of any receivables in dispute, the current receivables aging, current payment terms and expectations of forward-looking loss estimates.  Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified.

As of April 30, 2020, the allowance for credit losses reflects increased collectability concerns stemming from the COVID-19 pandemic. The allowance for credit losses was $2.8 million and $1.0 million as of April 30, 2020, and January 31, 2020, respectively.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of income taxes and reducing the cost and complexity in accounting for income taxes. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of credit Losses on Financial Instruments”, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The Company adopted the new standard on February 1, 2020, using a modified retrospective approach and recorded a cumulative-effect adjustment to decrease retained earnings in the amount of $0.6 million for expected credit losses on accounts receivable at the adoption date.

(2) Consolidated Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that reconciles to the corresponding amount in the condensed consolidated statements of cash flows:

	As of
	April 30, 2020	January 31, 2020	April 30, 2019	January 31, 2019
	(In thousands)
Cash and cash equivalents	$303,098	$309,894	$332,678	$326,863
Restricted cash included in other noncurrent assets	2,150	—	—	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$305,248	$309,894	$332,678	$326,863

As of April 30, 2020, the Company’s other noncurrent assets included $2.15 million in restricted cash as a collateral for certain of our operating leases.

Property and Equipment, net

Property and equipment consisted of the following:

	As of
	April 30, 2020	January 31, 2020
	(In thousands)
Computer and office equipment	$47,853	$46,986
Leasehold improvements	12,674	12,728
Internal-use software	32,026	29,445
Construction in progress	7,379	3,943
Property and equipment, gross	99,932	93,102
Less: accumulated depreciation	(49,938)	(44,463)
Property and equipment, net	$49,994	$48,639

Depreciation expense was $5.7 million and $4.3 million for the three months ended April 30, 2020 and 2019, respectively.

The Company capitalized $3.8 million and $2.5 million in internal-use software in the three months ended April 30, 2020 and 2019, respectively, of which $1.0 million and $0.3 million was stock-based compensation expense for each respective period. Amortization of the capitalized internal-use software, included in total depreciation expense above, was $2.1 million and $1.3 million in the three months ended April 30, 2020 and 2019, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	As of
	April 30, 2020	January 31, 2020
	(In thousands)
Vendor accruals	$8,849	$11,098
Accrued commission	4,892	10,033
Accrued bonuses	6,215	14,279
Accrued other payroll liabilities	25,736	21,077
Current portion of finance lease obligations	7,003	6,956
Accrued other	17,934	15,581
Accrued expenses	$70,629	$79,024

Preferred Stock

As of April 30, 2020 and January 31, 2020, the authorized preferred stock of the Company consisted of 25 million shares with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of April 30, 2020, and January 31, 2020.

(3) Bank Borrowing

In April 2020, the Company entered into the Third Amendment to Credit Agreement and First Amendment to Collateral Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) as administrative agent and lender (the “Third Amendment”). Among other things, the Third Amendment further amends the Credit Agreement entered into with Wells Fargo in April 2018, as amended in September 2018 and October 2019 (the “Credit Agreement”) in order to: (1) increase the aggregate revolving credit commitment amount by $20.0 million, so that the Company may borrow up to $60.0 million under a secured revolving credit facility, subject to the terms of the Credit Agreement including the accounts receivable borrowing base, for general corporate purposes; and (2) extend the maturity date of the revolving credit facility until April 23, 2022. Also, pursuant to the Third Amendment, any loans drawn on the credit facility will incur interest at a rate equal to the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 23, 2022. As of April 30, 2020, and January 31, 2020, the Company had not drawn down any amounts under this agreement. As of April 30, 2020, the Company was in compliance with the financial covenants contained in the agreement.

(4) Leases

The Company leases certain facilities under operating leases that expire from fiscal 2021 to 2028. The Company also enters into finance leases to finance equipment.

The components of lease expense were as follows:

	Three Months Ended April 30,
	2020	2019
	(In thousands)
Operating lease costs	$2,852	$2,442
Finance lease costs
Amortization of assets	$1,785	$1,120
Interest on lease liabilities	184	199
Total finance lease costs	$1,969	$1,319

Supplemental balance sheet information related to leases is as follows:

	As of
	April 30, 2020	January 31, 2020
	(In thousands)
Operating leases:
Operating lease ROU assets	$35,520	$37,875
Operating lease liabilities, current portion	$6,548	$7,278
Operating lease liabilities, net of current portion	32,422	34,017
Total operating lease liabilities	$38,970	$41,295
Finance leases:
Property and equipment, gross	$21,884	$21,321
Less: accumulated depreciation	(9,129)	(7,347)
Property and equipment, net	$12,755	$13,974
Accrued expenses	$7,003	$6,956
Other noncurrent liabilities	6,017	7,261
Total finance lease liabilities	$13,020	$14,217

Weighted-average lease terms and discount rates are as follows:

	As of April 30, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease terms	5.5 years	1.9 years
Weighted-average discount rates	5.6%	5.2%

Future minimum lease payments under operating leases and finance leases as of April 30, 2020, are as follows:

	As of April 30, 2020
	Operating Leases	Finance Leases
	(In thousands)
Years ending January 31,
2021 (remaining 9 months)	$6,711	$5,878
2022	7,829	6,067
2023	7,855	1,794
2024	7,501	46
2025	6,825	—
Thereafter	9,183	—
Total lease payments	45,904	13,785
Less: amount representing interest	(6,737)	(765)
Less: leases less than 12 months	(197)	—
Total lease liabilities	$38,970	$13,020

The Company enters into commitments to lease computer and office equipment for which the timing of the lease payments is not determined until the date of commencement. As of April 30, 2020, the amounts related to these leases were approximately $3.9 million, which are to be paid over three years after the date of commencement.

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

The total cash consideration was $33.5 million, net of cash acquired of $2.7 million, and was fully paid in fiscal 2020. The intangible assets acquired consist of developed technology of $5.2 million and customer relationships of $2.1 million, and were assigned useful lives of 5 and 7 years, respectively. The fair value of the developed technology was determined utilizing the multi-period excess earning method, and the with-and-without method was utilized to determine the fair value of customer relationships. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill, and is attributable to Mintigo’s workforce and the synergies expected to arise from the acquisition. The Company does not expect goodwill to be deductible for income tax purposes.

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

(6) Acquisition-Related Intangible Assets

The components of identifiable intangible assets are as follows:

	As of
	April 30, 2020	January 31, 2020
	(In thousands)
Developed technology	$5,200	$5,200
Customer relationships	2,976	2,976
Intangible assets, gross	$8,176	$8,176
Less: accumulated amortization	(1,658)	(1,323)
Intangible assets, net	$6,518	$6,853

Amortization expense of acquisition-related intangible assets was immaterial for the three months ended April 30, 2020 and 2019.

The expected future intangible assets amortization as of April 30, 2020 is as follows:

As of April 30, 2020
(In thousands)
Years ending January 31,
2021 (remaining 9 months)	$1,005
2022	1,340
2023	1,340
2024	1,340
2025	993
Thereafter	500
Total future intangible assets amortization	$6,518

(7) Employee Stock Plans

As of April 30, 2020 and January 31, 2020, the Company was authorized to issue 1,750,000,000 shares of common stock. Shares were reserved for future issuance as follows:

	As of
	April 30, 2020	January 31, 2020
	(In thousands)
Outstanding stock options	9,802	10,198
Outstanding restricted stock units	10,184	10,260
Outstanding stock purchase rights	—	5
Shares available for future issuances under the 2018 Stock Plan	22,678	17,071
Shares available for future issuances under the 2018 ESPP	4,221	2,786
Total	46,885	40,320

Stock Options

A summary of stock option activity for the three months ended April 30, 2020, was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2020	10,198	$11.69	$468,079
Options granted	411	38.22	-
Options exercised	(698)	5.43	-
Options forfeited	(109)	7.56	-
Balance as of April 30, 2020	9,802	$13.30	$273,990
Exercisable as of April 30, 2020	4,534	$5.99	$158,198
Vested and expected to vest as of April 30, 2020	8,644	$10.40	$264,670

As of April 30, 2020, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $22.7 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Units

A summary of RSU activity for the three months ended April 30, 2020, was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value

Balance as of January 31, 2020	10,260	$23.70
RSUs granted	1,085	43.00
RSUs vested	(938)	18.72
RSUs forfeited	(223)	26.08
Balance as of April 30, 2020	10,184	$26.06

As of April 30, 2020, unrecognized stock-based compensation cost related to outstanding unvested RSUs that are expected to vest was $170.9 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Stock-Based Compensation

The stock-based compensation expense, net of estimated forfeitures, by line item in the accompanying condensed consolidated statements of comprehensive loss is summarized as follows:

	Three Months Ended April 30,
	2020	2019
	(In thousands)
Cost of subscription revenue	$708	$491
Cost of professional services revenue	508	492
Research and development	3,646	1,836
Sales and marketing	10,031	6,617
General and administrative	7,600	6,866
Total stock-based compensation expense	$22,493	$16,302

The Company’s estimated forfeiture rate is based on accumulated historical forfeiture data.

(8) Fair Value Measurements

The Company did not hold any assets or liabilities that are measured at fair value on a recurring basis as of April 30, 2020, or January 31, 2020, and there were no transfers into or out of Level 1, Level 2, or Level 3 during the three months ended April 30, 2020 or 2019.

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

Disaggregation of Revenue

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud-based application:

	Three Months Ended April 30,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(In thousands, except percentage data)
Americas	$60,070	58%	$44,886	59%
EMEA	32,843	32	24,014	32
APAC	10,931	10	6,930	9
Total	$103,844	100%	$75,830	100%

The United States and the U.K. were the only two countries that represented more than 10% of the Company’s total revenue in any period. Revenue in the United States and as a percentage of total revenue comprised of $57.7 million and 56%, and $43.3 million and 57% in the three months ended April 30, 2020 and 2019, respectively. Revenue in the U.K. comprised of $12.0 million and 12%, and $9.5 million and 13% in the three months ended April 30, 2020 and 2019, respectively.

Contract Balances

Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $0.4 million and $0.2 million as of April 30, 2020, and January 31, 2020, respectively, which were included within prepaid expenses and other current assets and other noncurrent assets on the condensed consolidated balance sheets.

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a contract. The current portion of deferred revenue balances are recognized over the following 12-month period. The amount of revenue recognized in the three months ended April 30, 2020 and 2019 that was included in deferred revenue at the beginning of each period was $88.6 million and $55.9 million, respectively.

Remaining Performance Obligation

As of April 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $646.8 million, which consists of both billed consideration in the amount of $212.3 million and unbilled consideration in the amount of $434.5 million that the Company expects to recognize as revenue in the future periods. The Company expects to cumulatively recognize approximately 51% and 83% of this amount as revenue in the next 12 months and 24 months, respectively, with the remaining balance recognized thereafter.

As of January 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $656.2 million, which consists of both billed consideration in the amount of $220.2 million and unbilled consideration in the amount of $436.0 million that the Company expects to recognize as revenue in the future periods. The Company expects to recognize 50% and 82% of this amount as revenue in the next 12 months and 24 months, respectively, with the remaining balance recognized thereafter.

The Company applied a practical expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less.

(10) Income Taxes

The Company computed its interim provision using its estimated annual effective tax rate. The Company’s income tax expense was $1.0 million and $1.1 million during the three months ended April 30, 2020 and 2019, respectively.

(11) Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended April 30,
	2020	2019
	(In thousands, except per share data)
Numerator:
Net loss	$(39,602)	$(37,191)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	136,362	122,992
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.30)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of April 30,
	2020	2019
	(In thousands)
Stock options	9,802	13,353
Stock repurchase rights	-	563
Restricted stock units	10,184	10,619
Unvested shares subject to repurchase	-	10
Total	19,986	24,545

ITEM 2. management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 31, 2020, filed with the SEC on March 30, 2020. This discussion contains forward-looking statements that involve risks and uncertainties as discussed in “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the current COVID-19 pandemic, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q. Our fiscal year ends January 31.

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

We focus our selling efforts on executives of large enterprises, who are often making a strategic purchase of our platform with the potential for broad use throughout their organizations. We use a “land and expand” sales strategy to capitalize on this potential. Our platform is often initially adopted within a specific line of business, including in finance, sales, and supply chain, and other corporate functions such as marketing, human resources, and operations, for one or more planning use cases. Once customers see the benefits of our platform for their initial use cases, they often increase the number of users, add new use cases, and expand to additional lines of business, divisions, and geographies. We call this the Honeycomb™ effect. This expansion often generates a natural network effect in which the value of our platform increases as more use cases are adopted, more users are connected, and greater amounts of data are incorporated in our platform delivering exponential value to our customers.

We see a greenfield opportunity to help over 70 million knowledge workers around the world plan more efficiently using Anaplan’s platform.

We derive the substantial majority of our revenue from subscriptions for users on our platform. Our initial subscription term is typically two to three years, although some customers commit for shorter periods. We generally bill our customers annually in advance. We also offer professional services, including consulting, implementation, and training, but are increasingly leveraging our partners to provide these services. During the three months ended April 30, 2020 and 2019, subscription revenue was $93.8 million and $65.1 million, respectively, representing a year-over-year subscription revenue growth rate of 44%. During the three months ended April 30, 2020 and 2019, services revenue was

$10.0 million and $10.7 million, respectively. Our subscription revenue as a percentage of total revenue was 90% and 86% in the three months ended April 30, 2020 and 2019, respectively.

During the three months ended April 30, 2020 and 2019, our total revenue was $103.8 million and $75.8 million, respectively. Approximately 44% and 43% of our total revenue was generated from outside of the United States in the three months ended April 30, 2020 and 2019, respectively. Our net loss was $39.6 million and $37.2 million in the three months ended April 30, 2020 and 2019, respectively.

We believe that our focus on customer success allows us to retain and expand the subscription revenue generated from our existing customers, and is an indicator of the long-term value of our customer relationships for Anaplan as a whole. We track our performance in this area by measuring our dollar-based net expansion rate, which compares our annual recurring revenue from the same set of customers across comparable periods. The dollar-based net expansion rate was 117% and 122% as of April 30, 2020, and January 31, 2020, respectively.

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

The number of customers with greater than $250,000 of annual recurring revenue was 367 and 353 as of April 30, 2020, and January 31, 2020, respectively. While achieving and maintaining incremental sales to existing customers requires increasingly sophisticated and costly sales efforts, we believe the introduction of new solutions, features and functionality to our platform, and customers realizing benefits through their initial adoption of our platform, means we have significant opportunities to further expand the use of our platform by our existing customers as well as to attract additional large customers.

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

COVID-19 Update

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic.  As the impact of the COVID-19 outbreak continues to unfold around the world, many governments have implemented measures to address the outbreak, including travel restrictions, quarantines and shelter-in-place orders, and business limitations and shutdowns.

In response to the COVID-19 pandemic, we have taken several immediate steps including shifting our training courses to an online only format, and moving our global Connected Planning Xperience (CPX) to an online only format. To support the health of our employees, in March 2020, we took steps to enable our global workforce to work remotely, and we implemented our business continuity plan with the goal of providing uninterrupted service to our customers. Our plan is to slowly move toward normal operations on a market by market basis in accordance with local authority guidelines, and to ensure that our return to work is thoughtful, prudent, and handled with an abundance of caution with the health of our employees being the top priority. The impact, if any, of these and any additional operational changes we may implement is uncertain, but we currently believe the changes we have implemented have not materially affected, and are not expected to have a material and adverse effect on, our ability to maintain financial reporting systems, internal control over financial reporting and disclosure controls and procedures.

While the broader implications of the COVID-19 pandemic on our employees, our results of operations, and overall financial performance remain uncertain, at least for the immediate future, we expect our financial performance to be impacted by the economic crisis arising from the COVID-19. We are starting to see certain of our customers and prospective customers deferring or delaying buying decisions and project implementations, prolonged sales cycles, and an increase in requests for extended payment terms due to uncertain economic conditions including those caused by the COVID-19 pandemic. We expect these deferrals and delays to impact our new business pipeline and large deals, including delays in deals arising out of our strategic relationships with our global partners. We may also experience a contraction in our existing customer base. These and other changes in customer demand for our solutions could materially and adversely impact our business, results of operations, and overall financial performance in future periods.

While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn may limit the effectiveness of our mitigation efforts. In addition, even after the immediate impacts of the pandemic on the global economy and our business subside, the residual effects of the pandemic may present additional challenges to our business that are currently difficult to predict. Furthermore, we generally recognize subscription revenue from our customer contracts ratably over the term of the contract. Therefore, changes in our contracting activity in the near term may not be apparent as a change to our reported revenue until future periods.  See the “Risk Factors” section for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Scaling our sales team.    Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our sales leadership and sales efforts, both domestically and internationally. We have invested and intend to continue to strategically invest in expanding and retaining our sales leadership, direct sales force, particularly in attracting and retaining sales personnel with experience selling to larger enterprises. Our ability to increase our revenue will depend on the new members of our sales force becoming fully productive and executing expeditiously and effective sales leadership. In the enterprise market, a customer’s decision to use our platform may be an enterprise-wide decision. These types of sales require us to provide greater levels of education regarding the use and benefits of our platform, which involves substantial time, effort, and costs.

International sales.    Our total revenue generated outside of the United States during the three months ended April 30, 2020 and 2019, was approximately 44% and 43%, respectively, of our total revenue. We believe global demand for our platform will continue to develop as organizations experience the benefits that our platform can provide to international enterprises with complex planning needs spanning multiple geographies. Accordingly, we believe there is significant opportunity to grow our international business. We have invested, and plan to strategically invest, ahead of this potential demand in personnel, marketing, and access to data center capacity to support our international growth.

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

Subscription Revenue

Subscription revenue accounted for 90% and 86% of our total revenue for the three months ended April 30, 2020 and 2019, respectively. Subscription revenue is driven primarily by the number of customers, the number of users at each customer, the price of user subscriptions, and renewal rates.

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

Most of our contracts are non-cancellable over the contract term. We had remaining performance obligations, or backlog, in the amount of $646.8 million and $656.2 million as of April 30, 2020 and January 31, 2020, respectively, consisting of both billed and unbilled consideration.

Because we recognize revenue from subscription fees ratably over the term of the contract, changes in our contracting activity in the near term, including as a result of the COVID-19 pandemic, may not impact our reported revenue until future periods.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs associated with our executive, finance, legal, and human resources personnel, including salaries and bonuses, benefits, and stock-based compensation expense, professional fees for external legal, accounting and other consulting services, and allocated overhead costs. We expect to strategically increase the size of our general and administrative function to support the growth of our business and to take advantage of the large opportunity we see in front of us. We continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over time, although they may fluctuate as a percentage of our total revenue from period to period.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash and cash equivalents.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains and losses.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal, state, U.K. and Israel deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended April 30,
	2020	2019
	(In thousands)
Revenue:
Subscription revenue	$93,824	$65,085
Professional services revenue	10,020	10,745
Total revenue	103,844	75,830
Cost of revenue:
Cost of subscription revenue (1)	15,185	11,091
Cost of professional services revenue (1)	9,555	10,486
Total cost of revenue	24,740	21,577
Gross profit	79,104	54,253
Operating expenses:
Research and development (1)	23,762	15,059
Sales and marketing (1)	71,674	56,290
General and administrative (1)	22,428	20,013
Total operating expenses	117,864	91,362
Loss from operations	(38,760)	(37,109)
Interest income, net	511	1,251
Other income (expense), net	(331)	(246)
Loss before income taxes	(38,580)	(36,104)
Provision for income taxes	(1,022)	(1,087)
Net loss	$(39,602)	$(37,191)

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$708	$491
Cost of professional services revenue	508	492
Research and development	3,646	1,836
Sales and marketing	10,031	6,617
General and administrative	7,600	6,866
Total stock-based compensation expense	$22,493	$16,302

Three Months Ended April 30, 2020 and 2019

Revenue

	Three Months Ended April 30,
	2020	2019	% Change
	(In thousands, except percentage data)
Subscription revenue	$93,824	$65,085	44%
Professional services revenue	10,020	10,745	(7)
Total revenue	$103,844	$75,830	37

Total revenue was $103.8 million in the three months ended April 30, 2020, compared to $75.8 million in the three months ended April 30, 2019, an increase of $28.0 million, or 37%.

Subscription revenue was $93.8 million, or 90% of total revenue, in the three months ended April 30, 2020, compared to $65.1 million, or 86% of total revenue, in the three months ended April 30, 2019. The increase of $28.7 million, or 44%, in subscription revenue was primarily driven by existing customers expanding their use of our platform, which accounted for 64% of the increase, and acquisition of new customers, which accounted for approximately 36% of the increase.

Professional services revenue was $10.0 million in the three months ended April 30, 2020, compared to $10.7 million in the three months ended April 30, 2019, a decrease of $0.7 million, or 7%. The decrease in professional services revenue was primarily driven by lower sales of our professional services due to timing of our customers’ implementation projects. This also represents a continued decline in professional services revenue as a percentage of total revenue from 14% to 10% primarily due to our strategy of shifting professional services revenue to the members of our growing partner ecosystem.

Cost of Revenue

	Three Months Ended April 30,
	2020	2019	% Change
	(In thousands, except percentage data)
Cost of subscription revenue	$15,185	$11,091	37%
Cost of professional services revenue	9,555	10,486	(9)
Total cost of revenue	$24,740	$21,577	15

Total cost of revenue was $24.7 million in the three months ended April 30, 2020, compared to $21.6 million in the three months ended April 30, 2019, an increase of $3.1 million, or 15%.

Cost of subscription revenue was $15.2 million in the three months ended April 30, 2020, compared to $11.1 million in the three months ended April 30, 2019, an increase of $4.1 million, or 37%. The increase in cost of subscription revenue was primarily due to an increase in amortization of our equipment leases and capitalized software development costs of $1.3 million, an increase in salary and bonuses, and benefits costs related to an increase in headcount of $1.1 million, including stock-based compensation, and an increase in hosting and consulting costs of $1.0 million.

Cost of professional services revenue was $9.6 million in the three months ended April 30, 2020, compared to $10.5 million in the three months ended April 30, 2019, a decrease of $0.9 million, or 9%. The decrease in cost of professional services revenue was primarily due to a decrease in the partner implementation costs related to a decrease in partner activity of $1.2 million, partially offset by an increase in salary and bonuses, and benefits costs of $0.5 million, including stock-based compensation.

Gross Profit and Gross Margin

	Three Months Ended April 30,
	2020	2019	% Change
	(In thousands, except percentage data)
Subscription gross profit	$78,639	$53,994	46%
Professional services gross profit	465	259	80
Total gross profit	$79,104	$54,253	46
Subscription gross margin	84%	83%
Professional services gross margin	5%	2%
Total gross margin	76%	72%

Gross profit was $79.1 million in the three months ended April 30, 2020, compared to $54.3 million in the three months ended April 30, 2019, an increase of $24.8 million, or 46%. The increase in gross profit was the result of the increases in our subscription revenue primarily driven by existing customers expanding their use of our platform and acquisition of new customers in the three months ended April 30, 2020.

Gross margin was 76% in the three months ended April 30, 2020 compared to 72% in the three months ended April 30, 2019 .  The increase in gross margin year-over-year was primarily due to the increase in subscription revenue, which generates a significantly higher gross margin than our professional services revenue, as a percentage of total revenue. Our gross margins can fluctuate from quarter to quarter as a result of the requirements, complexity, and timing of our customers’ implementation projects that can vary significantly.

Operating Expenses

	Three Months Ended April 30,
	2020	2019	% Change
	(In thousands, except percentage data)
Operating expense:
Research and development	$23,762	$15,059	58%
Sales and marketing	71,674	56,290	27
General and administrative	22,428	20,013	12
Total operating expenses	$117,864	$91,362	29

Research and Development

Research and development expenses were $23.8 million in the three months ended April 30, 2020, compared to $15.1 million in the three months ended April 30, 2019, an increase of $8.7 million, or 58%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $6.4 million, including an increase in stock-based compensation and related taxes of $1.9 million, and an increase in consulting costs of $1.8 million, partially offset by an increase in capitalized software development costs of $1.4 million.

Sales and Marketing

Sales and marketing expenses were $71.7 million in the three months ended April 30, 2020, compared to $56.3 million in the three months ended April 30, 2019, an increase of $15.4 million, or 27%. The increase was primarily due to an increase in salary and bonuses and benefits costs related to an increase in headcount of $16.8 million, including an increase in stock-based compensation and related taxes of $4.1 million and an increase in commission expenses of $2.8 million, partially offset by a decrease of $1.8 million in expenses due to cancellation of conferences or events.

General and Administrative

General and administrative expenses were $22.4 million in the three months ended April 30, 2020, compared to $20.0 million in the three months ended April 30, 2019, an increase of $2.4 million, or 12%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $2.5 million, including an increase in stock-based compensation and related taxes of $0.7 million, and an increase in allowance for credit losses of $0.6 million driven by customer collections concerns primarily stemming from the COVID-19 pandemic, partially offset by a decrease in other general expenses.

Other Income (Expense), Net

	Three Months Ended April 30,
	2020	2019	% Change
	(In thousands, except percentage data)
Interest income, net	$511	$1,251	(59)%
Other income (expense), net	(331)	(246)	35

Interest Income, net

Interest income, net decreased by $0.7 million in the three months ended April 30, 2020. The decrease in interest income, net was primarily due to lower interest rates in the three months ended April 30, 2020 compared to the three months ended April 30, 2019.

Other Income (Expense), net

Other income (expense), net was a loss of $0.3 million in the three months ended April 30, 2020, compared to a loss of $0.2 million in the three months ended April 30, 2019, an increase in expense of $0.1 million, or 35%. The change was primarily due to currency fluctuations and the related remeasurements during the periods, primarily related to our U.K. operations and an intercompany loan denominated in a non-functional currency.

Provision for Income Taxes

	Three Months Ended April 30,
	2020	2019	% Change
	(In thousands, except percentage data)
Provision for income taxes	$1,022	$1,087	(6)%

The provision for income taxes was $1.0 million in the three months ended April 30, 2020, compared to $1.1 million in the three months ended April 30, 2019, a decrease of $0.1 million, or 6%. The decrease in provision for income taxes was primarily related to decreased income generated from intercompany cost-plus arrangements in certain European and Asian countries.

Liquidity and Capital Resources

As of April 30, 2020, our principal sources of liquidity were cash and cash equivalents totaling $303.1 million, which were held for working capital purposes and strategic initiatives. Our cash equivalents are comprised primarily of bank deposits.

Cash from operations could be affected by various risks and uncertainties, including but not limited to, the effects of the COVID-19 pandemic, such as timing of cash collections from our customers and other risks detailed in “Risk Factors”.  We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform offerings, and the continuing market acceptance of the platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.

Loan and Credit Facility Agreements

In April 2020, we entered into the Third Amendment to Credit Agreement and First Amendment to Collateral Agreement with Wells Fargo as administrative agent and a lender (the “Third Amendment”). Among other things, the Third Amendment further amends the Credit Agreement entered into with Wells Fargo in April 2018, as amended in September 2018 and October 2019 (the “Credit Agreement”) in order to (1) increase the aggregate revolving credit commitment amount by $20.0 million, so that we may borrow up to $60.0 million under a secured revolving credit facility, subject to the terms of the Credit Agreement including the accounts receivable borrowing base, for general corporate purposes, and (2) extend the maturity date of the revolving credit facility until April 23, 2022. Also, pursuant to the Third Amendment, any loans drawn on the credit facility will incur interest at a rate equal to the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 23, 2022. As of April 30, 2020 and January 31, 2020, we had not drawn down any amounts under this agreement.

As part of the Credit Agreement, we granted Wells Fargo a first priority lien in our accounts receivable, all of the issued shares of capital stock and equity interests in certain of our subsidiaries, and other corporate assets and agreed not to pledge our intellectual property to other parties. The Credit Agreement, as amended by the Third Amendment, includes affirmative and negative covenants, including financial covenants requiring the maintenance of: (1) minimum tangible net worth (defined as assets, excluding intangible assets, less liabilities) as of the last day of any fiscal quarter of not less than $150.0 million for any fiscal quarter ending on or prior to January 31, 2021 and $125.0 million for any fiscal quarter ending thereafter, and (2) minimum billings for the most recent twelve months ending as of the last day of any fiscal quarter of not less than $350.0 million. As of April 30, 2020, we were in compliance with the financial covenants contained in the agreement.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2020	2019
	(In thousands)
Net cash used in operating activities	$(1,504)	$(1,900)
Net cash used in investing activities	(4,463)	(3,083)
Net cash provided by financing activities	2,064	11,196

Operating Activities

Net cash used in operating activities of $1.5 million for the three months ended April 30, 2020, was primarily due to a net loss of $39.6 million, partially offset by non-cash charges for stock-based compensation of $22.5 million, depreciation and amortization of $6.1 million, amortization of deferred commissions of $7.7 million, and amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $2.9 million. Changes in working capital were unfavorable to cash flows from operations by $2.1 million primarily due to an increase in deferred commissions of $10.1 million related to commissions capitalized on our sales, a decrease in deferred revenue balance of $3.2 million due to lower billings, a decrease in accounts payable and accrued expenses of $2.5 million due to timing of payments, and payments for operating lease liabilities of $2.8 million, partially offset by a decrease in accounts receivable of $12.8 million due to lower billings, an increase in other noncurrent liabilities of $2.0 million and a decrease in prepaid expenses and other current assets of $1.5 million.

Net cash used in operating activities of $1.9 million for the three months ended April 30, 2019 was primarily due to a net loss of $37.2 million, partially offset by non-cash charges for stock-based compensation of $16.3 million, depreciation and amortization of $4.4 million, amortization of deferred commissions of $4.1 million, and amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $2.4 million. Changes in working capital were favorable to cash flows from operations by $8.5 million primarily due to an increase in the deferred revenue balance of $12.1 million due to increases in sales, an increase in accounts payable and accrued expenses of $6.5 million due to our growth, partially offset by an increase in deferred commissions of $8.2 million, and payments for operating lease liabilities of $2.4 million.

Investing Activities

Net cash used in investing activities for the three months ended April 30, 2020 of $4.5 million was related to the capitalization of internal-use software of $2.9 million as we expanded our platform and increased our development efforts, and purchases of property and equipment of $1.6 million related to our growth.

Net cash used in investing activities for the three months ended April 30, 2019 of $3.1 million was related to the capitalization of internal-use software of $2.2 million as we expanded our platform and increased our development efforts, and purchases of property and equipment of $0.9 million related to our growth.

Financing Activities

Net cash provided by financing activities for the three months ended April 30, 2020 of $2.1 million consisted primarily of $3.8 million in proceeds from the exercise of stock options, partially offset by $1.7 million principal payment on finance lease obligations.

Net cash provided by financing activities for the three months ended April 30, 2019 of $11.2 million consisted primarily of proceeds of $9.3 million from the repayment of promissory notes, and $3.0 million in proceeds from the exercise of stock options, partially offset by $1.1 million principal payment on finance lease obligations.

Commitments and Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations and commitments during the three months ended April 30, 2020 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed with the SEC on March 30, 2020.

Off-Balance Sheet Arrangements

Through April 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

During the three months ended April 30, 2020, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2020 filed with the SEC on March 30, 2020.

Recent Accounting Pronouncements

See “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Swedish Krona and Singapore Dollar. Fluctuations in foreign currency exchange rates, including those resulting from COVID-19 pandemic, may cause variability in our results of operations. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for the three months ended April 30, 2020 and 2019.

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of April 30, 2020, we had cash and cash equivalents of $303.1 million, which consisted primarily of bank deposits. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. We expect to continue to observe lower interest income as a result of reduction in Federal Funds rate in response to COVID-19, which may cause variability in our results of operations. A hypothetical 10% change in interest rates would not have had a material impact on our operating results for the three months ended April 30, 2020 and 2019.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic, and any resulting global economic downturn, could significantly disrupt our business operations, prolong our sales cycle and result in a material adverse effect on our financial condition, operating results and cash flows.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The duration and severity of the COVID-19 outbreak and the degree of its impact on our business is uncertain and difficult to predict. In light of the uncertain and rapidly evolving situation relating to the spread of the COVID-19, including actions by governments, businesses and individuals to address the outbreak, we have temporarily closed most of our offices, encouraged our employees to work remotely, instituted business-related travel restrictions, and virtualized, postponed or cancelled our sales and marketing, employee or industry events, among other modifications. The remote work measures that we implemented have generally allowed us to provide uninterrupted service to our customers, but have also introduced additional operational risks, including cybersecurity risks, and have affected the way we conduct our sales, research and development, testing, customer support, and other activities.  These modifications may result in inefficiencies, delays and additional costs in our sales and marketing, professional services and research and development efforts, which could have an adverse effect on our operations. Our remote work measures may not be sufficient to mitigate the risks posed by the COVID-19, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. In addition, work-from-home and related business practice modifications present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and as we make additional adjustments in the eventual transition from it. We may not be able to fully mitigate the impact of these disruptions which cannot be predicted or quantified at this time and which could negatively impact our business. Although such disruptions did not have any impact on our guided revenue for the first quarter of fiscal 2021, we currently expect that revenue for the second quarter of fiscal 2021 will be lower than initially anticipated at the beginning of fiscal 2021 as a result of customers and prospective customers deferring or delaying buying decisions and project implementations and prolonged sales cycles. In recognition of the uncertainty surrounding the impact of the COVID-19 pandemic, we have withdrawn our full-year fiscal 2021 guidance.

If the COVID-19 outbreak worsens or is prolonged, especially in regions where we have material operations or sales, our business operations in affected areas, including sales-related and customer support activities, could be adversely affected by continued or additional business closures, travel restrictions impacting employees and partners, and other precautionary measures. Even in regions where governmental restrictions related to the COVID-19 are eased, we may continue to face challenges as our employees return to our offices, including managing our office environments in a manner that protects the health and safety of our employees and planning for a potential resurgence of the COVID-19, which could negatively impact our business.

The outbreak is also expected to have an adverse impact on our customers, prospective customers and partners for an indefinite period of time, which could result in reduced consumer demand and willingness to enter into or renew contracts with us, and ultimately could have a material adverse effect on our financial results.

Furthermore, the COVID-19 outbreak has increased the likelihood of an extended global economic downturn and has already increased market volatility. We are starting to see our customers and prospective customers deferring or delaying buying decisions and project implementations, prolonged sales cycles, and an increase in requests for extended payment terms due to uncertain economic conditions including those caused by the COVID-19 pandemic. In addition, we anticipate that these macroeconomic factors could result in decreased business spending by our customers and prospective customers, reduced demand for our solutions, increased unpredictability in some of our customers’ willingness or ability to pay for their subscriptions to our platform, longer sales cycles, lower renewal rates by our customers and increased competition, all of which could result in a material adverse impact on our business operations and financial condition even after the COVID-19 outbreak is contained and the shelter-in-place orders are lifted. Further, if we experience a decrease in demand in a given period it could negatively affect our revenue in future periods, particularly if experienced on a sustained basis, because a substantial proportion of revenue related to our platform is recognized over time. While we have developed and continue to develop plans to help mitigate the negative impact of the outbreak on our business, these efforts may not be effective and a protracted economic downturn may limit the effectiveness of our mitigation efforts.

The COVID-19 outbreak may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including “We have experienced rapid revenue growth in recent periods, and our recent growth rates may not be indicative of our future growth”, “Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business” and “Uncertain global economic and market conditions may negatively impact our business, results of operations and cash flows”. We will continue to evaluate the nature and extent of the impact of the COVID-19 outbreak on our business.

We have a limited history of operating at our current scale and under our current strategy, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.

While we were originally formed as Anaplan, LLC in 2008 and first introduced our business planning platform in 2011, much of our growth has occurred over the last four years. Over the last four years we have hired new senior management, substantially increased our sales and customer success headcount, shifted our sales strategy to increase our focus on large global enterprises and increased our reliance on partners to accelerate our sales process and provide implementation services. We have also substantially increased our engineering headcount and increased the frequency of our product enhancements and releases. As we have a limited history of operations at our current scale and under our current strategy, our ability to forecast our future operating results and plan for and model future growth is more limited than that of companies with longer operating histories and subject to a number of uncertainties, including those resulting from the COVID-19 pandemic and the associated economic disruptions and market volatility. In addition, we have encountered and will encounter risks, uncertainties and challenges frequently experienced by growing companies in rapidly changing markets, such as determining appropriate investments of our limited resources, market acceptance of our existing and future products and capabilities, competition from other companies, successfully acquiring large new customers on a cost-effective basis and increasing revenue from existing customers, determining an appropriate headcount strategy and recruiting, training and retaining skilled personnel in support of such strategy, developing new products and capabilities, determining appropriate pricing and pricing structures for our products and capabilities, successfully protecting our intellectual property and defending against intellectual property infringement claims, unforeseen expenses and challenges in forecasting accuracy.

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

We have incurred significant losses in each period since inception, including net losses of $149.2 million, $131.0 million, $47.6 million and $39.6 million, respectively, in fiscal 2020, 2019, 2018, and for the three months ended April 30, 2020. We had an accumulated deficit of $532.6 million at April 30, 2020. Our losses and accumulated deficit reflect the substantial investments we have made to acquire new customers and develop our platform. We expect our operating expenses to increase in the foreseeable future as we continue to make investments and implement initiatives designed to grow our business, including:

•	strategically expanding our sales and marketing organization to increase our overall customer base, pursue larger transactions and expand sales within our current customer base;
•	expanding our offices and headcount internationally as we seek to continue to penetrate international markets, provided appropriate economic conditions and opportunities are present;
•	investing in research and development to improve the capabilities, features and functionality of our platform;
•	growing our partner ecosystem;
•	making additional investments to broaden and deepen our user community;
•	strategically expanding our operations and infrastructure, both domestically and internationally, to support future growth; and
•	investing in legal, accounting, human resources and other administrative functions necessary to support our operating as a public company.

These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and sustain profitability. Growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to successfully implement our “land and expand” strategy, which we also refer to as the Honeycomb™ effect, a failure to increase our number of partners, increasing competition, decreasing growth of our overall market, decreasing business spending by customers and prospective customers due to uncertain economic conditions including those caused by the COVID-19 pandemic, an increase in legal risk from the use of our products due to evolving laws, regulations or standards, or an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. Furthermore, to the extent we are successful in increasing our customer base, we will also initially incur increased losses because costs associated with acquiring customers are generally incurred up front. In contrast, subscription revenue is generally recognized ratably over the terms of the agreements that last typically two to three years, although some customers commit for shorter periods. Accordingly, we cannot assure you that we will achieve or maintain profitability in the future. Furthermore, any failure to achieve or maintain profitability, or the failure to do so on the timeline expected by investors or securities analysts, could adversely affect the value of our common stock.

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

•

the effects of the COVID-19 pandemic, the related market volatility and any economic downturn caused by the COVID-19 pandemic or other global health crises on our business and the price of our common stock, including cost reduction measures, delayed purchasing decisions or prolongment of our sales cycle due to workforce availability at prospective or existing customers, greater unpredictability in our customers’ willingness or ability to pay for subscriptions to our platform, shelter-in-place orders and travel restrictions affecting our employees, existing and prospective customers and partners;

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

We have experienced rapid growth and expect to continue to strategically invest in our growth in the future. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or adequately address competitive challenges and our business, financial condition and results of operations may be adversely affected.

We have experienced a period of rapid growth in our headcount and operations. During this period, we also established operations in a number of countries outside the United States. We have also significantly increased the size of our customer base.

We anticipate that we will continue to expand our operations and headcount in the future, including internationally, provided appropriate economic conditions and opportunities are present. We sell our platform to customers in a considerable number of countries and have employees in North America, Europe, Asia-Pacific and Israel. We plan to continue to expand our operations into other countries in the future, provided appropriate economic conditions and opportunities are present. This growth has placed, and future growth will place, a significant strain on our management, and administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively and execute our business plan. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management systems and controls and our reporting systems and procedures by, among other things:

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

•	improving our remote work infrastructure, including information security, to enable our global workforce to work remotely on an as-needed basis;

•

effectively monitoring various local regulations, restrictions and requirements that continually change due to the COVID-19 pandemic and the impact of such regulations, restrictions and requirements on our personnel and corporate culture;

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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers in the United States and abroad. Any significant weakening of the economy in the United States or in regions globally like Europe and Asia, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, perceived impact of global trade barriers like tariffs and sanctions and the corresponding retaliatory actions, economic uncertainty, or other difficulties may affect one or more of the sectors or countries in which we sell our platform. Global economic and political uncertainty, including the uncertainty surrounding the COVID-19 outbreak, Brexit, increased tariffs and international trade disputes, may cause some of our customers or potential customers to curtail spending, scale back their digital transformation efforts, delay their expansion of Anaplan use cases, result in new regulatory and cost challenges to our international operations and cause customers to delay or reduce their technology spending overall. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. Global economic conditions and market conditions may also remain uncertain for an indefinite period of time as a result of the COVID-19 pandemic. We expect our business will be impacted in a variety of ways by these conditions because, among other reasons, some prospective and existing customers may curtail business spending, there may be greater unpredictability in some customers’ ability to pay for their subscriptions to our platform, business disruptions for us and/or our customers are likely to persist in at least some jurisdictions and  travel by us and our partners to customer sites has been and is expected to remain limited. These adverse conditions are, in part, beginning to result in certain of our customers and prospective customers deferring or delaying buying decisions and project implementations, prolonged sales cycles, and increased requests for extended payment terms. These adverse conditions could result in reductions in the rate of enterprise software spending generally, sales of our platform, longer sales cycles, slower adoption of new technologies, lower renewal rates, and increased price competition. Any of these events could have an adverse effect on our business, operating results, and financial position.

If we are unable to achieve and sustain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, operating results and financial position could be adversely affected.

We actively monitor and manage our cash and cash equivalents so that sufficient liquidity is available to fund our operations and other corporate purposes. As an example of our liquidity management, in April 2020, we amended our credit agreement with Wells Fargo Bank to, among other things, increase the aggregate revolving credit commitment amount to allow us to borrow up to $60.0 million, subject to the terms of the credit agreement, including the accounts receivable borrowing base, and extend the maturity date of the revolving credit facility from April 2020 to April 2022. In the future, increased levels of liquidity may be required to adequately support our operations and initiatives and to mitigate the effects of business challenges or unforeseen circumstances. If we are unable to achieve and sustain such increased levels of liquidity, we may suffer adverse consequences including reduced investment in our platform and its functionality, difficulties in executing our business plan and fulfilling our obligations, and other operational challenges. Any of these developments could adversely affect our business, operating results and financial position.

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

Our ability to achieve significant growth in revenue and improvement in other key metrics in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional strategic planning and management solutions into its business, as such organization may be reluctant or unwilling to invest in new products and services. Furthermore, as our industry matures or if competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell to new customers based on factors such as pricing, technology, and functionality could be impaired. Additionally, mitigation and containment measures adopted by government authorities to contain the spread of COVID-19 in the U.S. and abroad, including travel restrictions and other requirements that limit in-person meetings, could limit our ability to establish relationships with new customers. The effects of the COVID-19 pandemic, the related market volatility and the global economic uncertainty caused by the COVID-19 pandemic, including decreased spending by prospective customers, delays in the implementation of digital transformation initiatives and prolonged sales cycles have disrupted the effectiveness of our sales and marketing efforts, and the duration and scope of this disruption remains unclear. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, and our business, revenue, operating results, and financial condition could be adversely affected.

Our business depends substantially on our customers renewing their subscriptions and expanding their use of our platform. If our customers do not renew their subscriptions, if they renew on less favorable terms, or if they fail to add more users in more functional areas or upgrade to a higher level of functionality on our platform, our business and operating results will be adversely affected.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the contract term expires, add additional authorized users to their subscriptions, and upgrade to a higher level of functionality on the platform. Our customers generally enter into agreements with two- to three- year subscription terms and have no obligation to renew their subscriptions after the expiration of their initial subscription period. Our customers may decide not to renew their subscriptions with a similar contract period, at the same prices or terms or with the same or a greater number of authorized users or level of functionality as a result of a number of factors including uncertain economic conditions due to the COVID-19 pandemic. Some of our customers have elected not to renew their agreements with us, and we may not be able to accurately predict renewal rates. Our customer retention may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform and features, our prices, the features and pricing of competing products, reductions in our customers’ spending levels, mergers and acquisitions involving our customers and deteriorating general economic conditions.

In addition, our growth strategy is a “land-and-expand” strategy that depends in substantial part on our customers expanding the use of our platform in their organizations through use by additional users, use across more functional areas of their organization, including finance, sales, supply chain, marketing, human resources, and operations, and the purchase of subscriptions providing additional features and functionality, such as the mobile app and predictive capabilities of our platform for sales and marketing. We refer to our “land and expand” strategy as the Honeycomb™ effect where our platform’s agility enables additional use cases across business functions. To increase the opportunities for further expanding the use of our platform by existing customers, we will need to introduce new features and functionality to our platform to more comprehensively address the needs of customers deploying our platform to address a wider variety of use cases and to support large, complex models. If our customers do not realize benefits through their initial adoption of our platform, or if they do not believe that they will realize additional benefits through broader deployment of our platform in other functional areas of their organizations, or in other uses cases, our ability to increase our revenue will suffer. Achieving incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. If we are not able to attract the attention of senior management, our sales efforts may not be effective and our ability to increase our revenue will suffer. Although we are beginning to see prolonged sales cycles and other sales disruptions as a result of a number of factors including uncertain economic conditions due to the COVID-19 pandemic, the duration and scope of this disruption of our “land and expand” strategy remains unclear.

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

Our business requires our customers to be trained on our platform to effectively implement and increase adoption of our platform. Incorrect or improper implementation or use of our platform could result in customer dissatisfaction and harm our business and financial condition. Our platform is designed to be deployed in a wide range of technological environments, and integrates data from a broad and complex range of workflows and systems. Our ability to support such large-scale deployments using disparate technologies requires ongoing training in the proper use of our platform. In order to maximize the value of our platform we must continue to educate and train our customers to develop the skills necessary to harness the power of our platform. Without proper implementation and training, including training qualified professionals and developing a steady stream of skilled users of our platform, we may not be able to accelerate our business. Failure to develop a pipeline of qualified, highly trained professionals may adversely impact our financial performance. Our ability to effectively educate and train our customers may be negatively impacted if our customer support employees or our customers’ employees are unable to receive training virtually while COVID-19 restrictions remain in place or the virtual training is not as effective as in-person training methods. If our customers are unable to implement our platform, perceptions of our company and our platform may be impaired, our reputation and brand may suffer, and customers may choose not to renew their subscriptions or increase their purchases of our related services. Our customers and partners need regular training to derive the numerous benefits of our platform and maximize its potential without which our results of operations and growth prospects could be materially adversely affected.

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

Security incidents have become more prevalent across industries and may occur on our platform or internal systems or the systems of our third-party service providers. These security incidents may be caused by or result in, but are not limited to, security breaches, loss, modification or disclosure of sensitive information, computer malware or malicious software, computer hacking, denial or degradation of service attacks, security system control failures in our own systems or from vendors we use, email phishing, software vulnerabilities, social engineering, and sabotage. Such security incidents, whether intentional or otherwise, may result from actions of hackers, criminals, nation states, vendors, employees, customers, or others. The techniques used to effect unauthorized penetration of computer systems are constantly evolving and have been increasing in sophistication. Further, we face additional cybersecurity risks related to our employees working remotely as a result of the COVID-19 outbreak. While we have security measures in place that are designed to protect customer and other sensitive information and the integrity of our information technology systems and prevent data loss and other security breaches, our security measures or those of our third party service providers may not be sufficiently broad in scope to protect all relevant information, may not function as planned, or could be breached as a result of third-party action, employee or vendor error, malfeasance, or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient control measures to defend against these techniques. Further, once a security incident is identified, we may be unable to remediate or otherwise respond to such incident in a timely manner. Our users may also disclose or lose control of their passwords, or use the same or similar passwords on third parties’ systems, which could lead to unauthorized access to their accounts on our platform.

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

Our ability to increase our customer base, achieve broader market acceptance of our platform, grow our revenue, and achieve and sustain profitability will depend, to a significant extent, on our ability to effectively and strategically expand our sales and marketing operations and activities. Our sales and marketing expenses represent a significant percentage of our revenue, and our operating results will suffer if our sales and marketing expenditures do not contribute to increasing revenue as we anticipate. We are substantially dependent on our direct sales force to obtain new customers. Our operating results may also suffer if sales and marketing personnel are unable to maintain the same level of productivity while working remotely during the COVID-19 outbreak. Over the last three years we have increased the size of our direct sales force, and accordingly many of the new members of our sales force have not yet become fully productive. While remote work restrictions remain in place, newly hired direct sales personnel may need additional time to become fully productive as they may face additional hurdles due to remote onboarding and more limited access to customers. We plan to continue to strategically expand our direct sales force both domestically and internationally but we may not be able to recruit and hire a sufficient number of sales personnel to successfully execute our hiring strategy, which may adversely affect our ability to expand our sales capabilities. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Furthermore, hiring sales personnel in new countries can be costly, complex, and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue that we expect to receive from those countries. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training, incentivizing and retaining a sufficient number of qualified direct sales personnel and on such personnel attaining desired productivity levels within a reasonable amount of time. Attrition rates may increase, and we may face integration challenges as we continue to seek to aggressively expand our sales force. Moreover, we do not have significant experience as an organization developing and implementing overseas marketing campaigns, and such campaigns may be expensive and difficult to implement. Our business will be harmed if our continuing investment in increasing our sales and marketing capabilities do not generate a significant increase in revenue.

If we fail to continue to enhance our platform, satisfy the cloud infrastructure priorities of our clients or adapt to rapid technological change, our ability to remain competitive could be impaired.

The industry in which we compete is characterized by rapid technological change, frequent introductions of new products, and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend in significant part on our ability to anticipate industry standards and trends and continue to enhance our platform, introduce new functionality, including in predictive analytics and machine learning, update our infrastructure on a timely basis to broaden the appeal of our platform to potential new customers, provide an intuitive and user-friendly interface, incorporate robust security features that address existing and developing threats, increase the opportunities for further expanding the use of our platform by existing customers, and keep pace with technological developments. The success of any enhancement, new functionality, or infrastructure development depends on several factors, including timely completion and market acceptance. Any new enhancement, functionality, or infrastructure development might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implements new technologies before we are able to implement them or if our competitors are able to respond more quickly and effectively to new or changing opportunities, those competitors may be able to provide more effective products than ours at lower prices.

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

We have established strategic relationships with global strategic consulting firms, global systems integrators, regional consulting firms, implementation partners, and technology partners. We intend for these parties, as members of our partner ecosystem, to contribute to our growth by, among other things, extending the coverage and enhancing the expertise of our professional services, and accelerating the usage and adoption of our platform. Partners can also exercise a significant role in revenue generation, by referring opportunities to us, enhancing the effectiveness of our sales efforts by establishing connections with senior management at prospective customers and/or promoting the use of our platform as a key component of transformation projects that the partner is implementing with their own customers. In order to grow our business, we anticipate that we will need to broaden and deepen our partner ecosystem by continuing to establish and maintain relationships with such third parties. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our partners may have relationships with our competitors or experience with their products or services and such relationships or experience may result in our partners recommending our competitors’ products or services over ours. Furthermore, our competitors may be effective in providing incentives to our partners to favor their products or services or to prevent or reduce subscriptions to our services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our platform by potential customers. Uncertain economic conditions, including those caused by the COVID-19 pandemic, may have an adverse impact on the business operations of our existing partners and on our ability to attract and retain new partners, which could result in reduced demand generation and ultimately could disrupt our business operations with a material adverse effect on our financial results.

If we are unsuccessful in establishing or maintaining our relationships with third parties, or our partners fail to perform or are unable to perform (including due to the impact of the COVID-19 outbreak), our ability to compete in the marketplace or to grow our revenue could be impaired, we could incur increased operating expenses and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer adoption or usage of our platform or increased revenue.

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

We address our partners’ demand for skilled and trained users of our platform by investing in efforts aimed at developing a steady pipeline of highly qualified and trained personnel, including through investments in the Anaplan Academy. However, our efforts may be ineffective. For example, the courses we offer on the Anaplan Academy may not serve their intended purpose or the certification programs we offer may take longer than anticipated to create a robust and consistent pipeline of talent. Our ability to effectively educate and train users of our platform may be negatively impacted if such users are unable to receive training virtually while COVID-19 restrictions remain in place or the virtual training is not as effective as in-person training methods. If we fail to develop and maintain a sufficient pipeline of qualified and trained users of our platform for utilization with our partners, we may suffer adverse consequences including professional services not being furnished correctly, incorrect or improper use of our platform by partners and customers, damage to our reputation and brand, and customers choosing not to renew their subscriptions or expand their use of our platform. Any of these events could have an adverse effect on our business, financial position and growth prospects.

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

Our ability to increase revenue and achieve profitability depends, in large part, on widespread acceptance of our platform by enterprise customers who tend to make larger purchases of our products. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. Further, we are beginning to experience prolonged sales cycles as a result of uncertain economic conditions including those caused by the COVID-19 pandemic. As a result of the variability and length of the sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete sales could harm our business and financial results, and could cause our financial results to vary significantly from period to period. Our sales cycle varies widely, reflecting differences in potential customers’ decision-making processes, procurement requirements, and budget cycles, and is subject to significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and priorities;
•	the timing of customers’ budget cycles;
•	the need by some customers for lengthy evaluations;
•	announcements of new products, features, or functionality by us or our competitors;
•	external factors such as economic uncertainty (including due to the COVID-19 outbreak); and
•	the length and timing of customers’ approval processes and disruptions to their approval process arising from disruptions in operations due to the COVID-19 outbreak.

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

We generally recognize subscription revenue from customers ratably over the terms of their contracts, which are typically two to three years, although some customers commit for shorter periods. As a result, most of the subscription revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. In addition, the severity and duration of events that affect revenue may not be predictable and their effects could extend beyond a single quarter. Accordingly, the effects of the COVID-19 pandemic, significant downturns in sales and market acceptance of our platform, and potential changes in our pricing policies or rate of renewals, may not be fully apparent from our reported results of operations until future periods.

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

A key element of our strategy is to invest significantly in our research and development efforts to enhance the features, functionality, performance, and ease of use of our platform to address additional applications and use cases that will broaden the appeal of our platform and facilitate the broad use of our platform across the largest enterprise customers. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies such as predictive analytics and machine learning or deploy our human resources appropriately in support of such research and development efforts, our business may be harmed and we may not realize the expected benefits of our strategy. Our ability to conduct research and development activities as planned may also be negatively impacted by our remote work environment adopted as a result of the COVID-19 outbreak. Moreover, research and development projects can be technically challenging and expensive. As a result of the nature of research and development cycles, there will be delays between the time we incur expenses associated with research and development activities and the time we are able to offer compelling enhancements to our platform and generate revenue, if any, from those activities. Additionally, anticipated customer demand for a platform enhancement we are developing could decrease after the development cycle has commenced. If we expend a significant amount of resources on research and development efforts that do not lead to the successful introduction of functionality or platform improvements that are competitive in our current or future markets our business and results of operations will suffer.

If customers are not satisfied with the implementation services provided by us or our partners, our business could be adversely affected.

Our business depends on the professional services that are performed to help our customers implement and use our platform. Professional services may be performed by our own staff, by a third-party partner or by a combination of the two. Our strategy is to work with partners to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and we expect the number of our partner-led implementations to continue to increase over time. Our ability and the ability of our third-party partners to successfully implement services may be negatively impacted by remote work environments and travel restrictions adopted as a result of the COVID-19 pandemic. If a customer is not satisfied with the quality of work performed by us or a partner or with the type of professional services or functionality delivered, even if we are not contractually responsible for the partner services, then we could incur additional costs to address the situation, the profitability of that work might be impaired and the customer’s dissatisfaction with our or our partner’s services could damage our ability to expand the scope of functionality subscribed to by that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

Once our platform is implemented, our customers depend on our support organization to resolve technical issues or perceived technical issues relating to the platform. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Our ability to provide support services may also be negatively impacted by our remote work environment adopted as a result of the COVID-19 outbreak. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell subscriptions to our platform to existing and prospective customers and our business, operating results, and financial position.

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

Our success depends largely upon the continued services of our key executive officers and certain key employees. We rely on our executive officers and key employees in the areas of business strategy, research and development, marketing, sales, services, and general and administrative functions. The departure of an executive officer or key employee,or a prolonged period without an executive officer over a particular function, may subject us to various adverse effects, including loss of institutional knowledge, experience and skills, loss of employee focus and less effective execution, reduction in employee morale and negative press coverage. We have in the past experienced, and from time to time in the future we may experience, changes in our executive management team or key employees resulting from the hiring or departure of executives or key employees, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Conversely, we may terminate the employment of the senior management team and certain key employees, which may subject us to costly and time-consuming negotiations over severance, litigation and employment claims. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for personnel can be intense, especially for engineers with high levels of experience in designing and developing software for Internet-related services, and for direct sales personnel. For example, competition is intense for experienced software and cloud infrastructure engineers in San Francisco in the United States and London and York in the U.K., our primary development locations. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations, resulting in a diversion of our time and resources and potential litigation. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

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

•	compliance with the laws of numerous foreign taxing jurisdictions, including withholding obligations, and overlapping of different tax regimes;
•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy, and data protection laws and regulations;
•	the fragmentation of longstanding regulatory frameworks caused by Brexit; and
•	our international operations and international sales may be impacted by global pandemics such as the ongoing COVID-19 pandemic.

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

Estimates of market opportunity and forecasts of market growth are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates of the size of the markets that we may be able to address and forecasts relating to the expected growth in the performance management and analytic applications software market are subject to many assumptions and may prove to be inaccurate. We may not be able to address fully the markets that we believe our platform may address, and these markets may not grow at the rates that we forecast, including due to the COVID-19 pandemic. Even if our platform is able to address the markets that we believe represent our market opportunity and even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in determining an appropriate business strategy and implementing such strategy, which is subject to many risks and uncertainties. Accordingly, estimates of market opportunity and forecasts of market growth should not be taken as indicative of our future growth.

Our corporate culture promotes an entrepreneurial mindset, and if we cannot maintain this culture as we grow, it could harm our business.

Our corporate culture is intended to promote an entrepreneurial mindset and devotion to certain values, including openness, authenticity, inclusivity, creativity and tenacity. Furthermore, our culture encourages our employees to maintain a customer-first mentality and to perform their responsibilities with speed, innovation and a sense of ownership. Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the core principles and values that have fueled our growth. We believe that our culture has been and will continue to be a key contributor to our success. We hope to maintain our growth trajectory and will continue to hire strategically as we expand, especially engineering, research and development and sales personnel. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the entrepreneurial spirit, innovation, creativity, and other qualities we believe we need to support our growth. As we hire new employees, we may not be able to effectively integrate new hires in our fast-paced culture. Our efforts to increase our headcount and maintain our growth may result in a change to our corporate culture, which could harm our business and results of operations.

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

We have a credit facility that we may draw on to finance our operations, strategic transactions, and other corporate purposes. Our obligations pursuant to this credit facility are secured by a first priority lien on our assets for the benefit of the lenders. Our credit facility contains financial and operating covenants, including maintenance of a specific minimum tangible net worth, customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on the amount of dividends and stock repurchases. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants or other obligations in the credit facility, or the occurrence of certain events specified in the credit facility, could result in a default under the credit facility and any future financial agreements into which we may enter. If we default on the obligations under our credit facility, our lenders may pursue various remedial actions against us, including:

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

Natural disasters, catastrophic events, and other events beyond our control may cause damage or disruption to our business. As an example, our corporate headquarters are located in San Francisco, California and the west coast of the United States contains active earthquake zones. An earthquake affecting our headquarters may result in disruption to our business and operations. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities and such infrastructure and systems may also be affected by natural disasters or other catastrophic events. For example, our data centers are critical infrastructure located in the United States, the Netherlands, and Germany, including in areas with active earthquake zones. From time to time, global pandemics may result from outbreak of diseases such as the MERS, SARS, avian flu and the COVID-19, which may result in a material adverse impact on our or our customers’ business operations including reduction or suspension of operations in the U.S. or certain parts of the world. We serve a wide range of customers with international operations in varying industries including manufacturing. Depending upon the continuity and severity of pandemics such as COVID-19 pandemic, our customers and partners may suspend or delay their engagement with us, or our partners may have difficulty engaging with customers and delivering the services we typically expect them to provide, which could result in a material adverse effect on our financial condition. Although we maintain disaster and crisis recovery plans, in the event of an earthquake, hurricane, flood, natural disaster or catastrophic event such as fire, power loss, telecommunications failure, breach of security protocols, global pandemics like the COVID-19 outbreak, cyber-attack, war, or terrorist attack, such plans may prove to be inadequate and we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could have an adverse effect on our business, operating results, and financial condition. Furthermore, in the event of a catastrophic event or other crisis, our insurance coverage may not adequately compensate us for any losses that we may incur.

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

Also, under the Tax Cuts and Jobs Act of 2017, or Tax Reform Act, tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. Although the subsequent CARES Act modified the Tax Reform Act by, among other things, eliminating the aforementioned 80% limitation for taxable years beginning before January 1, 2021, we may still face reduced availability of net operating losses in future taxable years, which could adversely affect our potential profitability.

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

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit issued an opinion in Altera Corp. v. Commissioner upholding the U.S. Treasury Department’s regulations requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation in proportion to the economic activity of the related parties. This opinion reversed the prior decision of the U.S. Tax Court. On November 12, 2019, the Ninth Circuit denied a petition for a rehearing of the case and on February 10, 2020, Altera Corp. filed a petition for a writ of certiorari asking the U.S. Supreme Court to review the opinion issued by the Ninth Circuit. We will continue to monitor developments in this matter and potential impacts to our consolidated financial statements.

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

The market price of our common stock has been and may continue to be volatile. In addition to factors discussed in this report, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	the COVID-19 pandemic and the extent to which, and for how long, it impacts our business and that of our customers and prospective customers;
•	overall performance of the equity markets;
•	our operating performance, including key metrics, and the performance of other similar companies;
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-K	001-38698	3.1	March 29, 2019

3.2	Amended and Restated Bylaws of Registrant.	10-K	001-38698	3.2	March 29, 2019

10.1	Third Amendment to Credit Agreement and First Amendment to Collateral Agreement between Anaplan, Inc. and Wells Fargo Bank, N.A.	8-K	001-38698	10.1	April 29, 2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ANAPLAN, INC.

	By:	/s/ David H. Morton, Jr.
Date: June 4, 2020		David H. Morton, Jr.
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)