Form 10-Q
period 2020-07-31
Anaplan, Inc.
filed 2020-09-04
CIK 1540755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

As of August 28, 2020, the number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding was 139,771,502.

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

•	our anticipated responses to, or actions arising out of, and impacts on our business relating to, the COVID-19 pandemic;
•	our future performance, including our revenue, costs of revenue, gross profit or gross margin, operating expenses, deferred revenue, and billings;
•	our ability to sell our platform to new customers;
•	our ability to retain, and expand use of our platform by, our existing customers;
•	our ability to train our customers and partners to effectively utilize our platform;
•	the sufficiency of our cash and cash equivalents to meet our projected operating requirements;
•	our ability to maintain the security of our platform;
•	our ability to maintain the availability of our platform;
•	our ability to successfully expand in our existing markets and into new markets;
•	our ability to effectively manage our growth and future expenses;
•	our ability to broaden and deepen our partner ecosystems;
•	our estimated total addressable market;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to enhance our platform and satisfy the cloud infrastructure priorities of our customers;
•	our ability to comply with laws, regulations and accounting rules applying to our business, including privacy regulations such as the General Data Protection Regulation;
•	anticipated income tax rates, tax estimates and tax standards;
•	the attraction and retention of qualified employees and key personnel and the rate of expansion and productivity of our sales force;
•	our anticipated investments in sales and marketing and research and development;
•	our ability to realize anticipated benefits from strategic transactions in a timely manner;
•	our ability to manage changes in foreign currency exchange rates and effectively hedge our foreign currency exposure; and
•	our ability to successfully defend litigation brought against us.

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

PART I

item 1. Financial Statements

ANAPLAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	As of
	July 31, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$304,894	$309,894
Accounts receivable, net of allowances for credit losses of $2,731 and $996 as of July 31, 2020 and January 31, 2020, respectively	88,269	109,217
Deferred commissions, current portion	30,546	25,990
Prepaid expenses and other current assets	16,639	17,814
Total current assets	440,348	462,915
Property and equipment, net	53,171	48,639
Deferred commissions, net of current portion	68,372	57,947
Goodwill	32,379	32,379
Operating lease right-of-use assets	33,590	37,875
Other noncurrent assets	13,031	10,052
TOTAL ASSETS	$640,891	$649,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,832	$5,331
Accrued expenses	80,735	79,024
Deferred revenue, current portion	209,373	216,059
Operating lease liabilities, current portion	6,510	7,278
Total current liabilities	302,450	307,692
Deferred revenue, net of current portion	5,181	4,149
Operating lease liabilities, net of current portion	31,039	34,017
Other noncurrent liabilities	20,077	12,268
TOTAL LIABILITIES	358,747	358,126
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,750,000 shares authorized as of July 31, 2020 and January 31, 2020; 139,306 and 135,495 shares issued and outstanding as of July 31, 2020 and January 31, 2020	14	13
Accumulated other comprehensive loss	(5,862)	(4,326)
Additional paid-in capital	856,129	788,447
Accumulated deficit	(568,137)	(492,453)
TOTAL STOCKHOLDERS' EQUITY	282,144	291,681
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$640,891	$649,807

The information as of January 31, 2020, was derived from the Company’s audited Consolidated Balance Sheet as of January 31, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue:
Subscription revenue	$97,117	$73,598	$190,941	$138,683
Professional services revenue	9,394	10,942	19,414	21,687
Total revenue	106,511	84,540	210,355	160,370
Cost of revenue:
Cost of subscription revenue	16,148	12,207	31,333	23,298
Cost of professional services revenue	9,294	10,300	18,849	20,786
Total cost of revenue	25,442	22,507	50,182	44,084
Gross profit	81,069	62,033	160,173	116,286
Operating expenses:
Research and development	24,595	16,442	48,357	31,501
Sales and marketing	72,914	63,997	144,588	120,287
General and administrative	21,235	22,801	43,663	42,814
Total operating expenses	118,744	103,240	236,608	194,602
Loss from operations	(37,675)	(41,207)	(76,435)	(78,316)
Interest income (expense), net	(184)	1,339	327	2,590
Other income (expense), net	4,007	548	3,676	302
Loss before income taxes	(33,852)	(39,320)	(72,432)	(75,424)
Provision for income taxes	(1,672)	(1,322)	(2,694)	(2,409)
Net loss	(35,524)	(40,642)	(75,126)	(77,833)
Comprehensive loss:
Foreign currency translation adjustments	(3,287)	2,295	(1,536)	2,029
Comprehensive loss	$(38,811)	$(38,347)	$(76,662)	$(75,804)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.31)	$(0.55)	$(0.62)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	138,335	129,549	137,359	126,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
For the Three Months Ended July 31, 2020
Balance at April 30, 2020	137,131	$13	$815,756	$(2,575)	$(532,613)	$280,581
Stock-based compensation	—	—	26,057	—	—	26,057
Exercise of stock options, net of repurchases and early exercises	1,003	1	4,835	—	—	4,836
Vesting of restricted stock units	937	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	235	—	9,481	—	—	9,481
Net loss	—	—	—	—	(35,524)	(35,524)
Foreign currency translation adjustments	—	—	—	(3,287)	—	(3,287)
Balance at July 31, 2020	139,306	$14	$856,129	$(5,862)	$(568,137)	$282,144
For the Three Months Ended July 31, 2019
Balance at April 30, 2019	127,537	$12	$681,579	$(3,302)	$(380,427)	$297,862
Stock-based compensation	—	—	20,371	—	—	20,371
Repayment of promissory notes, net of early exercises	—	—	3,297	—	—	3,297
Exercise of stock options, net of repurchases and early exercises	2,653	1	11,765	—	—	11,766
Vesting and settlement of restricted stock units	812	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	629	—	9,088	—	—	9,088
Net loss	—	—	—	—	(40,642)	(40,642)
Foreign currency translation adjustments	—	—	—	2,295	—	2,295
Balance at July 31, 2019	131,631	$13	$726,100	$(1,007)	$(421,069)	$304,037
For the Six Months Ended July 31, 2020
Balance at January 31, 2020	135,495	$13	$788,447	$(4,326)	$(492,453)	$291,681
Cumulative adjustment upon adoption of ASC 326 (Note 1)	—	—	—	—	(558)	(558)
Stock-based compensation	—	—	49,543	—	—	49,543
Exercise of stock options, net of repurchases and early exercises	1,701	1	8,633	—	—	8,634
Vesting of restricted stock units	1,875	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	235	—	9,481	—	—	9,481
Net loss	—	—	—	—	(75,126)	(75,126)
Foreign currency translation adjustments	—	—	—	(1,536)	—	(1,536)
Other	—	—	25	—	—	25
Balance at July 31, 2020	139,306	$14	$856,129	$(5,862)	$(568,137)	$282,144
For the Six Months Ended July 31, 2019
Balance at January 31, 2019	126,246	$12	$653,738	$(3,036)	$(343,236)	$307,478
Stock-based compensation	—	—	36,995	—	—	36,995
Repayment of promissory notes, net of early exercises	—	—	11,454	—	—	11,454
Exercise of stock options, net of repurchases and early exercises	3,375	1	14,825	—	—	14,826
Vesting and settlement of restricted stock units	1,381	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	629	—	9,088	—	—	9,088
Net loss	—	—	—	—	(77,833)	(77,833)
Foreign currency translation adjustments	—	—	—	2,029	—	2,029
Balance at July 31, 2019	131,631	$13	$726,100	$(1,007)	$(421,069)	$304,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,126)	$(77,833)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,263	9,073
Amortization of deferred commissions	16,184	8,761
Stock-based compensation	47,472	36,421
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	5,544	4,987
Foreign currency remeasurement gains	(3,247)	(653)
Other non-cash items	950	357
Changes in operating assets and liabilities:
Accounts receivable	17,927	10,637
Prepaid expenses and other current assets	1,317	(4,093)
Other noncurrent assets	(1,493)	(266)
Deferred commissions	(29,947)	(21,587)
Accounts payable and accrued expenses	2,459	23,364
Deferred revenue	(4,367)	20,529
Payments for operating lease liabilities, net	(4,938)	(4,790)
Other noncurrent liabilities	6,546	(1,712)
Net cash provided by (used in) operating activities	(8,456)	3,195
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,996)	(1,603)
Capitalized internal-use software	(5,380)	(5,051)
Net cash used in investing activities	(10,376)	(6,654)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,624	14,739
Proceeds from repayment of promissory notes	—	12,148
Proceeds from employee stock purchase plan	9,481	9,088
Principal payments on finance lease obligations	(3,671)	(2,382)
Net cash provided by financing activities	14,434	33,593
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,548	(1,042)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,850)	29,092
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Beginning of period	309,894	326,863
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - End of period	$307,044	$355,955
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$366	$443
Cash paid for income taxes	$1,040	$652
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in purchases of property and equipment included in liabilities	$(1,024)	$1,126
Finance leases for property and equipment	$4,904	$2,568

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

In March 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) as a global pandemic with widespread and detrimental effect on the global economy. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on the Company's customers, prospective customers, sales cycles, and employees, all of which are uncertain and cannot be predicted. During the three and six months ended July 31, 2020, we assessed the impact of COVID-19, including our estimate of credit losses for accounts receivable. As of the date of filing of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require updating significant estimates or judgments or revising the carrying value of the Company's assets or liabilities as presented in the unaudited interim condensed consolidated financial statements. These estimates may change as new events occur and additional information is obtained. Actual results could differ from those estimates and any such differences may be material to our financial statements.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 of the notes to the consolidated financial statements included in the Company’s Form 10-K filed with the SEC on March 30, 2020. There have been no significant changes to these policies during the three and six months ended July 31, 2020, except as noted below.

Accounts Receivable, net

The Company adopted Accounting Standards Codification Topic 326 (ASC 326), Financial Instruments – Credit Losses, effective February 1, 2020 using a modified retrospective approach.

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

As of July 31, 2020, the allowance for credit losses reflects increased collectability concerns stemming from the COVID-19 pandemic. The allowance for credit losses was $2.7 million and $1.0 million as of July 31, 2020, and January 31, 2020, respectively.

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

(2) Consolidated Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that reconciles to the corresponding amount in the condensed consolidated statements of cash flows:

	As of
	July 31, 2020	January 31, 2020	July 31, 2019	January 31, 2019
	(In thousands)
Cash and cash equivalents	$304,894	$309,894	$355,955	$326,863
Restricted cash included in other noncurrent assets	2,150	—	—	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$307,044	$309,894	$355,955	$326,863

As of July 31, 2020, the Company’s other noncurrent assets included $2.2 million in restricted cash as a collateral for certain of our operating leases.

Property and Equipment, net

Property and equipment consisted of the following:

	As of
	July 31, 2020	January 31, 2020
	(In thousands)
Computer and office equipment	$54,221	$46,986
Leasehold improvements	14,318	12,728
Internal-use software	34,986	29,445
Construction in progress	5,607	3,943
Property and equipment, gross	109,132	93,102
Less: accumulated depreciation	(55,961)	(44,463)
Property and equipment, net	$53,171	$48,639

Depreciation expense was $5.9 million and $11.6 million for the three and six months ended July 31, 2020, respectively, and $4.7 million and $9.0 million for the three and six months ended July 31, 2019, respectively.

The Company capitalized $3.4 million and $7.2 million in internal-use software in the three and six months ended July 31, 2020, respectively, of which $0.8 million and $1.8 million was stock-based compensation expense for each respective period. The Company capitalized $3.3 million and $5.8 million in internal-use software in the three and six months ended July 31, 2019, respectively, of which $0.4 million and $0.7 million was stock-based compensation expense for each respective period. Amortization of the capitalized internal-use software, included in total depreciation expense above, was $2.2 million and $4.3 million in the three and six months ended July 31, 2020, respectively, and $1.3 million and $2.6 million for the three and six months ended July 31, 2019, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	As of
	July 31, 2020	January 31, 2020
	(In thousands)
Vendor accruals	$7,758	$11,098
Accrued commission	12,517	10,033
Accrued bonuses	10,860	14,279
Accrued other payroll liabilities	21,210	21,077
Current portion of finance lease obligations	8,377	6,956
Accrued other	20,013	15,581
Accrued expenses	$80,735	$79,024

Preferred Stock

As of July 31, 2020 and January 31, 2020, the authorized preferred stock of the Company consisted of 25 million shares with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of July 31, 2020, and January 31, 2020.

(3) Bank Borrowing

In April 2020, the Company entered into the Third Amendment to Credit Agreement and First Amendment to Collateral Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) as administrative agent and lender (the “Third Amendment”). Among other things, the Third Amendment further amends the Credit Agreement entered into with Wells Fargo in April 2018, as amended in September 2018 and October 2019 (the “Credit Agreement”) in order to: (1) increase the aggregate revolving credit commitment amount by $20.0 million, so that the Company may borrow up to $60.0 million under a secured revolving credit facility, subject to the terms of the Credit Agreement including the accounts receivable borrowing base, for general corporate purposes; and (2) extend the maturity date of the revolving credit facility until April 23, 2022. Also, pursuant to the Third Amendment, any loans drawn on the credit facility will incur interest at a rate equal to the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 23, 2022. As of July 31, 2020, and January 31, 2020, the Company had not drawn down any amounts under this agreement. As of July 31, 2020, the Company was in compliance with the financial covenants contained in the agreement.

(4) Leases

The Company leases certain facilities under operating leases that expire from fiscal 2021 to 2028. The Company also enters into finance leases to finance equipment.

The components of lease expense were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(In thousands)
Operating lease costs	$2,692	$2,545	$5,544	$4,987
Finance lease costs
Amortization of assets	$2,008	$1,414	$3,793	$2,534
Interest on lease liabilities	182	244	366	443
Total finance lease costs	$2,190	$1,658	$4,159	$2,977

Supplemental balance sheet information related to leases is as follows:

	As of
	July 31, 2020	January 31, 2020
	(In thousands)
Operating leases:
Operating lease ROU assets	$33,590	$37,875
Operating lease liabilities, current portion	$6,510	$7,278
Operating lease liabilities, net of current portion	31,039	34,017
Total operating lease liabilities	$37,549	$41,295
Finance leases:
Property and equipment, gross	$26,250	$21,321
Less: accumulated depreciation	(11,153)	(7,347)
Property and equipment, net	$15,097	$13,974
Accrued expenses	$8,377	$6,956
Other noncurrent liabilities	7,196	7,261
Total finance lease liabilities	$15,573	$14,217

Weighted-average lease terms and discount rates are as follows:

	As of July 31, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease terms	5.4 years	2.0 years
Weighted-average discount rates	5.6%	4.9%

Future minimum lease payments under operating leases and finance leases as of July 31, 2020, are as follows:

	As of July 31, 2020
	Operating Leases	Finance Leases
	(In thousands)
Years ending January 31,
2021 (remaining 6 months)	$4,949	$4,693
2022	8,244	7,610
2023	7,891	3,333
2024	7,579	655
2025	6,829	—
Thereafter	9,189	—
Total lease payments	44,681	16,291
Less: amount representing interest	(5,776)	(718)
Less: leases less than 12 months	(1,356)	—
Total lease liabilities	$37,549	$15,573

The Company enters into commitments to lease computer and office equipment for which the timing of the lease payments is not determined until the date of commencement. As of July 31, 2020, the amounts related to these leases were approximately $2.5 million, which are to be paid over three years after the date of commencement.

(5) Business Combination

On October 3, 2019, the Company acquired all outstanding shares of Mintigo Limited (Mintigo), an Israel-based company that provides a predictive analytics platform for marketing and sales. The acquisition of Mintigo is intended to enhance the predictive capabilities of the Company’s solutions.

The following table summarizes the allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:
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

(6) Acquisition-Related Intangible Assets

The components of identifiable intangible assets included in other noncurrent assets are as follows:

	As of
	July 31, 2020	January 31, 2020
	(In thousands)
Developed technology	$5,200	$5,200
Customer relationships	2,976	2,976
Intangible assets, gross	$8,176	$8,176
Less: accumulated amortization	(1,993)	(1,323)
Intangible assets, net	$6,183	$6,853

Amortization expense of acquisition-related intangible assets was immaterial for the three and six months ended July 31, 2020 and 2019, respectively.

The expected future intangible assets amortization as of July 31, 2020 is as follows:

As of July 31, 2020
(In thousands)
Years ending January 31,
2021 (remaining 6 months)	$670
2022	1,340
2023	1,340
2024	1,340
2025	993
Thereafter	500
Total future intangible assets amortization	$6,183

(7) Employee Stock Plans

As of July 31, 2020 and January 31, 2020, the Company was authorized to issue 1,750,000,000 shares of common stock. Shares were reserved for future issuance as follows:

	As of
	July 31, 2020	January 31, 2020
	(In thousands)
Outstanding stock options	8,730	10,198
Outstanding restricted stock units	11,070	10,260
Outstanding stock purchase rights	—	5
Shares available for future issuances under the 2018 Stock Plan	20,924	17,071
Shares available for future issuances under the 2018 ESPP	3,906	2,786
Total	44,630	40,320

Stock Options

A summary of stock option activity for the six months ended July 31, 2020, was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)		(In thousands)
Balance as of January 31, 2020	10,198	$11.69	$468,079
Options granted	411	38.22	-
Options exercised	(1,701)	5.03	-
Options forfeited	(178)	7.11	-
Balance as of July 31, 2020	8,730	$14.34	$271,874
Exercisable as of July 31, 2020	4,099	$7.03	$157,391
Vested and expected to vest as of July 31, 2020	7,652	$11.20	$262,260

As of July 31, 2020, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $19.7 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Units

A summary of RSU activity for the six months ended July 31, 2020, was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Balance as of January 31, 2020	10,260	$23.70
RSUs granted	3,165	47.65
RSUs vested	(1,875)	19.24
RSUs forfeited	(480)	31.29
Balance as of July 31, 2020	11,070	$30.98

As of July 31, 2020, unrecognized stock-based compensation cost related to outstanding unvested RSUs that are expected to vest was $230.9 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Stock-Based Compensation

The stock-based compensation expense, net of estimated forfeitures, by line item in the accompanying condensed consolidated statements of comprehensive loss is summarized as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(In thousands)
Cost of subscription revenue	$876	$637	$1,584	$1,128
Cost of professional services revenue	692	546	1,200	1,038
Research and development	4,380	2,494	8,026	4,330
Sales and marketing	11,213	8,184	21,244	14,801
General and administrative	7,818	8,258	15,418	15,124
Total stock-based compensation expense	$24,979	$20,119	$47,472	$36,421

The Company’s estimated forfeiture rate is based on accumulated historical forfeiture data.

(8) Fair Value Measurements

Cash and cash equivalents included investments in money market funds of $239.0 million at July 31, 2020. The fair value of the money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance.

Other than the money market funds, the Company did not hold any assets or liabilities that are measured at fair value on a recurring basis as of July 31, 2020, or January 31, 2020. There were no transfers into or out of Level 1, Level 2, or Level 3 during the three and six months ended July 31, 2020 or 2019.

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

Disaggregation of Revenue

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud-based application:

	Three Months Ended July 31,				Six Months Ended July 31,
	2020		2019		2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(In thousands, except percentage data)
Americas	$60,996	57%	$50,643	60%	$121,066	57%	$95,529	60%
EMEA	33,641	32	26,534	31	66,484	32	50,549	31
APAC	11,874	11	7,363	9	22,805	11	14,292	9
Total	$106,511	100%	$84,540	100%	$210,355	100%	$160,370	100%

The United States and the U.K. were the only two countries that represented more than 10% of the Company’s total revenue in any period. Revenue in the United States and as a percentage of total revenue comprised of $58.6 million and 55%, and $116.3 million and 55% in the three and six months ended July 31, 2020, respectively, and $48.9 million and 58%, and $92.1 million and 57% in the three and six months ended July 31, 2019, respectively. Revenue in the U.K. comprised of $12.4 million and 12%, and $24.4 million and 12% in the three and six months ended July 31, 2020, respectively, and $10.0 million and 12%, and $19.6 million and 12% in the three and six months ended July 31, 2019, respectively.

Contract Balances

Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $0.4 million and $0.2 million as of July 31, 2020, and January 31, 2020, respectively, which were included within prepaid expenses and other current assets and other noncurrent assets on the condensed consolidated balance sheets.

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a contract. The current portion of deferred revenue balances are recognized over the following 12-month period. The amount of revenue recognized in the three and six months ended July 31, 2020 that was included in deferred revenue at the beginning of each period was $87.1 million and $146.0 million, respectively. The amount of revenue recognized in the three and six months ended July 31, 2019 that was included in deferred revenue at the beginning of each period was $62.2 million and $97.5 million, respectively.

Remaining Performance Obligation

As of July 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $703.1 million, which consists of both billed consideration in the amount of $214.6 million and unbilled consideration in the amount of $488.5 million that the Company expects to recognize as revenue in the future periods. The Company expects to cumulatively recognize approximately 51% and 82% of this amount as revenue in the next 12 months and 24 months, respectively, with the remaining balance recognized thereafter.

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

(10) Litigation Matters

On August 24, 2020, purported stockholders of the Company filed derivative complaints in the United States District Court for the Northern District of California, entitled Sergio Grobler v. Anaplan, Inc., et al., 3:20-cv-05959, against the Company and certain of the Company’s executive officers. The complaints allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Anaplan, Inc. common stock between November 21, 2019 and February 26, 2020, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of our prior public filings. To this point, no discovery has occurred in these cases.  The class action is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. The Company believes that the lawsuits lack merit and intends to vigorously defend the actions. The Company cannot predict the outcome of or is not able to reasonably estimate the amount or range of possible loss from the above described matters.

From time to time, the Company is party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, the Company may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. The Company is not presently party to any legal proceedings that, in the opinion of management, if determined adversely to the Company, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

(11) Income Taxes

The Company computed its interim provision using its estimated annual effective tax rate. The Company’s income tax expense was $1.7 million and $2.7 million during the three and six months ended July 31, 2020, respectively, and $1.3 million and $2.4 million during the three and six months ended July 31, 2019, respectively.

(12) Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(In thousands, except per share data)
Numerator:
Net loss	$(35,524)	$(40,642)	$(75,126)	$(77,833)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	138,335	129,549	137,359	126,277
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.31)	$(0.55)	$(0.62)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of July 31,
	2020	2019
	(In thousands)
Stock options	8,730	10,960
Stock repurchase rights	-	219
Restricted stock units	11,070	11,504
Unvested shares subject to repurchase	-	9
Total	19,800	22,692

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

We derive the substantial majority of our revenue from subscriptions for users on our platform. Our initial subscription term is typically two to three years, although some customers commit for shorter periods. We generally bill our customers annually in advance. We also offer professional services, including consulting, implementation, and training, but are increasingly leveraging our partners to provide these services. During the three months ended July 31, 2020 and 2019, subscription revenue was $97.1 million and $73.6 million, respectively, representing a year-over-year subscription revenue growth rate of 32%. During the three months ended July 31, 2020 and 2019, services revenue was $9.4 million and $10.9 million, respectively. Our subscription revenue as a percentage of total revenue was 91% and 87%

in the three months ended July 31, 2020 and 2019, respectively. During the six months ended July 31, 2020 and 2019, subscription revenue was $190.9 million and $138.7 million, respectively, representing a year-over-year subscription revenue growth rate of 38%. During the six months ended July 31, 2020 and 2019, services revenue was $19.4 million and $21.7 million, respectively. Our subscription revenue as a percentage of total revenue was 91% and 86% in the six months ended July 31, 2020 and 2019, respectively.

During the three months ended July 31, 2020 and 2019, our total revenue was $106.5 million and $84.5 million, respectively. Approximately 45% and 42% of our total revenue was generated from outside of the United States in the three months ended July 31, 2020 and 2019, respectively. During the six months ended July 31, 2020 and 2019, our total revenue was $210.4 million and $160.4 million, respectively. Approximately 45% and 43% of our revenue was generated from outside of the United States in the six months ended July 31, 2020 and 2019. Our net loss was $35.5 million and $40.6 million in the three months ended July 31, 2020 and 2019, respectively, and $75.1 million and $77.8 million in the six months ended July 31, 2020 and 2019.

We believe that our focus on customer success allows us to retain and expand the subscription revenue generated from our existing customers, and is an indicator of the long-term value of our customer relationships for Anaplan as a whole. We track our performance in this area by measuring our dollar-based net expansion rate, which compares our annual recurring revenue from the same set of customers across comparable periods. The dollar-based net expansion rate was 116% and 122% as of July 31, 2020, and January 31, 2020, respectively.

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

The number of customers with greater than $250,000 of annual recurring revenue was 391 and 353 as of July 31, 2020, and January 31, 2020, respectively. While achieving and maintaining incremental sales to existing customers requires increasingly sophisticated and costly sales efforts, we believe the introduction of new solutions, features and functionality to our platform, and customers realizing benefits through their initial adoption of our platform, means we have significant opportunities to further expand the use of our platform by our existing customers as well as to attract additional large customers.

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

COVID-19 Update

The COVID-19 pandemic continues to spread around the world and many governments implemented, and may implement in the future, measures to address the pandemic, including travel restrictions, quarantines and shelter-in-place orders, and business limitations and shutdowns.

As the impact of the COVID-19 outbreak continues to unfold around the world, we remain focused on supporting our employees, customers, and partners. In response to the COVID-19 pandemic, we have taken various measures to prioritize the health and safety of our employees, customers and the communities in which we operate, including shifting our training courses to an online only format, and moving our global Connected Planning Xperience (CPX) user conference to an online only format. To support the health of our employees, our global workforce now works remotely, and we implemented our business continuity plan with the goal of providing uninterrupted service to our customers. We anticipate that our workforce will continue to work remotely at least through the end of calendar year 2020. Our plan is to slowly move toward normal operations on a market by market basis in accordance with local authority guidelines, and to ensure that our return to work is thoughtful, prudent, and handled with an abundance of caution with the health of our employees being the top priority. When we determine that it is safe for employees to return to work, we have developed health and safety procedures to enable our employees to do so safely. The impact, if any, of these and any additional operational changes we may implement is uncertain, but we currently believe the changes we have implemented have not materially affected, and are not expected to have a material and adverse effect on, our ability to maintain financial reporting systems, internal control over financial reporting and disclosure controls and procedures.

While the broader implications of the COVID-19 pandemic on our employees, our results of operations, and overall financial performance remain uncertain, we have seen and we currently expect our financial performance to be negatively impacted by the economic effects of the COVID-19 pandemic, at least for the immediate future. We have seen and expect to continue to see certain of our customers and prospective customers defer or delay buying decisions and project implementations, prolonged sales cycles, and an increase in requests for extended payment terms due to uncertain economic conditions including those caused by the COVID-19 pandemic. We continue to expect these deferrals and delays to impact our new business pipeline and large deals, including delays in deals arising out of our strategic relationships with our global partners. We may also experience contraction in our existing customer base. These and other changes in customer demand for our solutions could materially and adversely impact our business, results of operations, and overall financial performance in future periods.

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

International sales.    Our total revenue generated outside of the United States during the three and six months ended July 31, 2020, was approximately 45% of our total revenue. Our total revenue generated outside of the United States during the three and six months ended July 31, 2019, was approximately 42% and 43%, respectively, of our total revenue. We believe global demand for our platform will continue to develop as organizations experience the benefits that our platform can provide to international enterprises with complex planning needs spanning multiple geographies. Accordingly, we believe there is significant opportunity to grow our international business. We have invested, and plan to strategically invest, ahead of this potential demand in personnel, marketing, and access to data center capacity to support our international growth.

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

Subscription Revenue

Subscription revenue accounted for 91% of our total revenue for the three and six months ended July 31, 2020, and 87% and 86% for the three and six months ended July 31, 2019, respectively. Subscription revenue is driven primarily by the number of customers, the number of users at each customer, the price of user subscriptions, and renewal rates.

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

Most of our contracts are non-cancellable over the contract term. We had remaining performance obligations, or backlog, in the amount of $703.1 million and $656.2 million as of July 31, 2020 and January 31, 2020, respectively, consisting of both billed and unbilled consideration.

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

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest income earned on our cash and cash equivalents, net of interest expense from our finance leases.

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(In thousands)
Revenue:
Subscription revenue	$97,117	$73,598	$190,941	$138,683
Professional services revenue	9,394	10,942	19,414	21,687
Total revenue	106,511	84,540	210,355	160,370
Cost of revenue:
Cost of subscription revenue (1)	16,148	12,207	31,333	23,298
Cost of professional services revenue (1)	9,294	10,300	18,849	20,786
Total cost of revenue	25,442	22,507	50,182	44,084
Gross profit	81,069	62,033	160,173	116,286
Operating expenses:
Research and development (1)	24,595	16,442	48,357	31,501
Sales and marketing (1)	72,914	63,997	144,588	120,287
General and administrative (1)	21,235	22,801	43,663	42,814
Total operating expenses	118,744	103,240	236,608	194,602
Loss from operations	(37,675)	(41,207)	(76,435)	(78,316)
Interest income (expense), net	(184)	1,339	327	2,590
Other income (expense), net	4,007	548	3,676	302
Loss before income taxes	(33,852)	(39,320)	(72,432)	(75,424)
Provision for income taxes	(1,672)	(1,322)	(2,694)	(2,409)
Net loss	$(35,524)	$(40,642)	$(75,126)	$(77,833)

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$876	$637	$1,584	$1,128
Cost of professional services revenue	692	546	1,200	1,038
Research and development	4,380	2,494	8,026	4,330
Sales and marketing	11,213	8,184	21,244	14,801
General and administrative	7,818	8,258	15,418	15,124
Total stock-based compensation expense	$24,979	$20,119	$47,472	$36,421

Three and Six Months Ended July 31, 2020 and 2019

Revenue

	Three Months Ended July 31,			Six Months Ended July 31,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentage data)
Subscription revenue	$97,117	$73,598	32%	$190,941	$138,683	38%
Professional services revenue	9,394	10,942	(14)	19,414	21,687	(10)
Total revenue	$106,511	$84,540	26	$210,355	$160,370	31

Total revenue was $106.5 million in the three months ended July 31, 2020, compared to $84.5 million in the three months ended July 31, 2019, an increase of $22.0 million, or 26%. Total revenue was $210.4 million in the six months ended July 31, 2020, compared to $160.4 million in the six months ended July 31, 2019, an increase of $50.0 million, or 31%.

Subscription revenue was $97.1 million, or 91% of total revenue, in the three months ended July 31, 2020, compared to $73.6 million, or 87% of total revenue, in the three months ended July 31, 2019, an increase of $23.5 million, or 32%. The increase in subscription revenue was primarily driven by existing customers expanding their use of our platform, which accounted for 61% of the increase, and acquisition of new customers, which accounted for approximately 39% of the increase.

Subscription revenue was $190.9 million, or 91% of total revenue, in the six months ended July 31, 2020, compared to $138.7 million, or 86% of total revenue, in the six months ended July 31, 2019, an increase of $52.2 million, or 38%. The increase in subscription revenue was primarily driven by existing customers expanding their use of our platform, which accounted for 69% of the increase, and acquisition of new customers, which accounted for approximately 31% of the increase.

Professional services revenue was $9.4 million in the three months ended July 31, 2020, compared to $10.9 million in the three months ended July 31, 2019, a decrease of $1.5 million, or 14%. Professional services revenue was $19.4 million in the six months ended July 31, 2020, compared to $21.7 million in the six months ended July 31, 2019, a decrease of $2.3 million, or 10%. The decrease in professional services revenue was primarily driven by lower sales of our professional services due to timing of our customers’ implementation projects. This also represents a continued decline in professional services revenue as a percentage of total revenue primarily due to our strategy of shifting professional services revenue to the members of our growing partner ecosystem.

Cost of Revenue

	Three Months Ended July 31,			Six Months Ended July 31,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentage data)
Cost of subscription revenue	$16,148	$12,207	32%	$31,333	$23,298	34%
Cost of professional services revenue	9,294	10,300	(10)	18,849	20,786	(9)
Total cost of revenue	$25,442	$22,507	13	$50,182	$44,084	14

Total cost of revenue was $25.4 million in the three months ended July 31, 2020, compared to $22.5 million in the three months ended July 31, 2019, an increase of $2.9 million, or 13%. Total cost of revenue was $50.2 million in the six months ended July 31, 2020, compared to $44.1 million in the six months ended July 31, 2019, an increase of $6.1 million, or 14%.

Cost of subscription revenue was $16.1 million in the three months ended July 31, 2020, compared to $12.2 million in the three months ended July 31, 2019, an increase of $3.9 million, or 32%. The increase in cost of subscription revenue was primarily due to an increase in amortization of our equipment leases and capitalized software development costs of $1.1 million, an increase in software license and maintenance costs of $1.0 million, and an increase in hosting and consulting costs of $0.9 million.

Cost of subscription revenue was $31.3 million in the six months ended July 31, 2020, compared to $23.3 million in the six months ended July 31, 2019, an increase of $8.0 million, or 34%. The increase in cost of subscription revenue was primarily due to an increase in amortization of our equipment leases and capitalized software development costs of $2.4 million, an increase in hosting and consulting costs of $1.9 million, an increase in salary and bonuses, and benefits costs of $1.7 million, including stock-based compensation, and an increase in software license and maintenance costs of $1.4 million.

Cost of professional services revenue was $9.3 million in the three months ended July 31, 2020, compared to $10.3 million in the three months ended July 31, 2019, a decrease of $1.0 million, or 10%. The decrease in cost of professional services revenue was primarily due to a decrease in the partner implementation costs related to a decrease in partner activity of $1.2 million, partially offset by an increase in salary and bonuses, and benefits costs of $0.3 million, including stock-based compensation.

Cost of professional services revenue was $18.8 million in the six months ended July 31, 2020, compared to $20.8 million in the six months ended July 31, 2019, a decrease of $2.0 million, or 9%. The decrease in cost of professional services revenue was primarily due to a decrease in the partner implementation costs related to a decrease in partner activity of $2.3 million, partially offset by an increase in salary and bonuses, and benefits costs of $0.8 million, including stock-based compensation.

Gross Profit and Gross Margin

	Three Months Ended July 31,			Six Months Ended July 31,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentage data)
Subscription gross profit	$80,969	$61,391	32%	$159,608	$115,385	38%
Professional services gross profit	100	642	(84)	565	901	(37)
Total gross profit	$81,069	$62,033	31	$160,173	$116,286	38
Subscription gross margin	83%	83%		84%	83%
Professional services gross margin	1%	6%		3%	4%
Total gross margin	76%	73%		76%	73%

Gross profit was $81.1 million in the three months ended July 31, 2020, compared to $62.0 million in the three months ended July 31, 2019, an increase of $19.1 million, or 31%. Gross profit was $160.2 million in the six months ended July 31, 2020, compared to $116.3 million in the six months ended July 31, 2019, an increase of $43.9 million, or 38%. The increase in gross profit was the result of the increases in our subscription revenue primarily driven by existing customers expanding their use of our platform and acquisition of new customers in the three and six months ended July 31, 2020.

Gross margin was 76% in the three and six months ended July 31, 2020 compared to 73% in the three and six months ended July 31, 2019. The increase in gross margin year-over-year was primarily due to the increase in subscription revenue, which generates a significantly higher gross margin than our professional services revenue, as a percentage of total revenue. Our gross margins can fluctuate from quarter to quarter as a result of the requirements, complexity, and timing of our customers’ implementation projects that can vary significantly.

Operating Expenses

	Three Months Ended July 31,			Six Months Ended July 31,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentage data)
Operating expense:
Research and development	$24,595	$16,442	50%	$48,357	$31,501	54%
Sales and marketing	72,914	63,997	14	144,588	120,287	20
General and administrative	21,235	22,801	(7)	43,663	42,814	2
Total operating expenses	$118,744	$103,240	15	$236,608	$194,602	22

Research and Development

Research and development expenses were $24.6 million in the three months ended July 31, 2020, compared to $16.4 million in the three months ended July 31, 2019, an increase of $8.2 million, or 50%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $4.9 million, including an increase in stock-based compensation of $1.9 million, and an increase in hosting and consulting costs of $1.5 million.

Research and development expenses were $48.4 million in the six months ended July 31, 2020, compared to $31.5 million in the six months ended July 31, 2019, an increase of $16.9 million, or 54%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $11.4 million, including an increase in stock-based compensation of $3.7 million, and an increase in hosting and consulting costs of $2.7 million, partially offset by an increase in capitalized software development costs of $1.4 million.

Sales and Marketing

Sales and marketing expenses were $72.9 million in the three months ended July 31, 2020, compared to $64.0 million in the three months ended July 31, 2019, an increase of $8.9 million, or 14%. The increase was primarily due to an increase in salary and bonuses and benefits costs related to an increase in headcount of $11.7 million, including an increase in stock-based compensation of $3.0 million and an increase in commission expenses of $2.9 million, partially offset by a reduction of $4.8 million of discretionary spend such as marketing events and travel related expenses due to the COVID-19 pandemic.

Sales and marketing expenses were $144.6 million in the six months ended July 31, 2020, compared to $120.3 million in the six months ended July 31, 2019, an increase of $24.3 million, or 20%. The increase was primarily due to an increase in salary and bonuses and benefits costs related to an increase in headcount of $28.5 million, including an increase in stock-based compensation of $6.4 million and an increase in commission expenses of $5.7 million, partially offset by a reduction of $7.5 million of discretionary spend such as marketing events and travel related expenses due to the COVID-19 pandemic.

General and Administrative

General and administrative expenses were $21.2 million in the three months ended July 31, 2020, compared to $22.8 million in the three months ended July 31, 2019, a decrease of $1.6 million, or 7%. The decrease was primarily due to a decrease in workplace and recruiting expenses of $0.7 million, and legal fees of $0.6 million.

General and administrative expenses were $43.7 million in the six months ended July 31, 2020, compared to $42.8 million in the six months ended July 31, 2019, an increase of $0.9 million, or 2%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $2.3 million, including an increase in stock-based compensation of $0.3 million, an increase in allowance for credit losses of $0.7 million primarily stemming from the COVID-19 pandemic, partially offset by decreases in workplace and recruiting expenses of $0.9 million, legal fees of $0.9 million and other general expenses.

Other Income (Expense), Net

	Three Months Ended July 31,			Six Months Ended July 31,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentage data)
Interest income (expense), net	$(184)	$1,339	(114)%	$327	$2,590	(87)%
Other income (expense), net	4,007	548	631	3,676	302	1,117

Interest Income (expense), net

Interest income (expense), net decreased by $1.5 million in the three months ended July 31, 2020. Interest income (expense), net decreased by $2.3 million in the six months ended July 31, 2020. The decrease in interest income (expense), net was primarily due to lower interest income from our cash and cash equivalents as a result of lower interest rates in the three and six months ended July 31, 2020 compared to the three and six months ended July 31, 2019, respectively.

Other Income (Expense), net

Other income (expense), net was a gain of $4.0 million in the three months ended July 31, 2020, compared to a gain of $0.5 million in the three months ended July 31, 2019, an increase in income of $3.5 million, or 631%. Other income (expense), net was a gain of $3.7 million in the six months ended July 31, 2020, compared to a gain of $0.3 million in the six months ended July 31, 2019, an increase in expense of $3.4 million, or 1,117%. The change was primarily due to currency fluctuations and the related remeasurements during the periods.

Provision for Income Taxes

	Three Months Ended July 31,			Six Months Ended July 31,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentage data)
Provision for income taxes	$(1,672)	$(1,322)	26%	$(2,694)	$(2,409)	12%

The provision for income taxes was $1.7 million in the three months ended July 31, 2020, compared to $1.3 million in the three months ended July 31, 2019, an increase of $0.4 million, or 26%. The provision for income taxes was $2.7 million in the six months ended July 31, 2020, compared to $2.4 million in the six months ended July 31, 2019, an increase of $0.3 million, or 12%. The increase in provision for income taxes was primarily due to discrete tax expenses relating to gains from intercompany transactions, partially offset by a decrease in income generated from intercompany cost-plus arrangements in certain European and Asian countries.

Liquidity and Capital Resources

As of July 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $304.9 million, which were held for working capital purposes and strategic initiatives. Our cash equivalents are comprised primarily of bank deposits.

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

Loan and Credit Facility Agreements

In April 2020, we entered into the Third Amendment to Credit Agreement and First Amendment to Collateral Agreement with Wells Fargo as administrative agent and a lender (the “Third Amendment”). Among other things, the Third Amendment further amends the Credit Agreement entered into with Wells Fargo in April 2018, as amended in September 2018 and October 2019 (the “Credit Agreement”) in order to (1) increase the aggregate revolving credit commitment amount by $20.0 million, so that we may borrow up to $60.0 million under a secured revolving credit facility, subject to the terms of the Credit Agreement including the accounts receivable borrowing base, for general corporate purposes, and (2) extend the maturity date of the revolving credit facility until April 23, 2022. Also, pursuant to the Third Amendment, any loans drawn on the credit facility will incur interest at a rate equal to the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 23, 2022. As of July 31, 2020 and January 31, 2020, we had not drawn down any amounts under this agreement.

As part of the Credit Agreement, we granted Wells Fargo a first priority lien in our accounts receivable, all of the issued shares of capital stock and equity interests in certain of our subsidiaries, and other corporate assets and agreed not to pledge our intellectual property to other parties. The Credit Agreement, as amended by the Third Amendment, includes affirmative and negative covenants, including financial covenants requiring the maintenance of: (1) minimum tangible net worth (defined as assets, excluding intangible assets, less liabilities) as of the last day of any fiscal quarter of not less than $150.0 million for any fiscal quarter ending on or prior to January 31, 2021 and $125.0 million for any fiscal quarter ending thereafter, and (2) minimum billings for the most recent twelve months ending as of the last day of any fiscal quarter of not less than $350.0 million. As of July 31, 2020, we were in compliance with the financial covenants.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$(8,456)	$3,195
Net cash used in investing activities	(10,376)	(6,654)
Net cash provided by financing activities	14,434	33,593

Operating Activities

Net cash used in operating activities of $8.5 million for the six months ended July 31, 2020, was primarily due to a net loss of $75.1 million and non-cash foreign currency remeasurement gains of $3.2 million, partially offset by non-cash charges for stock-based compensation of $47.5 million, depreciation and amortization of $12.3 million, amortization of deferred commissions of $16.2 million, and amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $5.5 million. Changes in working capital were unfavorable to cash flows from operations by $12.5 million primarily due to an increase in deferred commissions of $29.9 million related to commissions capitalized on our sales, net payments for operating lease liabilities of $4.9 million, and a decrease in deferred revenue balance of $4.4 million due to lower billings, and, partially offset by a decrease in accounts receivable of $17.9 million primarily due to increased customer collections, an increase in other noncurrent liabilities of $6.5 million, and an increase in accounts payable and accrued expenses of $2.5 million due to timing of payments.

Net cash provided by operating activities of $3.2 million for the six months ended July 31, 2019 was primarily due to a net loss of $77.8 million, partially offset by non-cash charges for stock-based compensation of $36.4 million, depreciation and amortization of $9.1 million, amortization of deferred commissions of $8.8 million, and amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $5.0 million. Changes in working capital were favorable to cash flows from operations by $22.1 million primarily due to an increase in the accounts payable and accrued expenses of $23.4 million due to our growth and the timing of payments, an increase in deferred revenue balance of $20.5 million due to increases in sales, and a decrease in accounts receivable of $10.6 million due to increased customer collections, partially offset by an increase in deferred commissions of $21.6 million, payments for operating lease liabilities of $4.8 million, an increase in prepaid expenses and other current assets of $4.1 million related to increases in our sales, a decrease in other noncurrent liabilities of $1.7 million, and an increase in other noncurrent assets of $0.3 million.

Investing Activities

Net cash used in investing activities for the six months ended July 31, 2020 of $10.4 million was related to the capitalization of internal-use software of $5.4 million as we expanded our platform and increased our development efforts, and purchases of property and equipment of $5.0 million related to our growth.

Net cash used in investing activities for the six months ended July 31, 2019 of $6.7 million was related to the capitalization of internal-use software of $5.1 million as we expanded our platform and increased our development efforts, and purchases of property and equipment of $1.6 million related to our growth.

Financing Activities

Net cash provided by financing activities for the six months ended July 31, 2020 of $14.4 million consisted primarily of $9.5 million in proceeds from employee stock purchase plan and $8.6 million in proceeds from the exercise of stock options, partially offset by $3.7 million principal payment on finance lease obligations.

Net cash provided by financing activities for the six months ended July 31, 2019 of $33.6 million consisted primarily of proceeds of $14.7 million in proceeds from the exercise of stock options, $12.1 million from the repayment of promissory notes, and $9.1 million in proceeds from employee stock purchase plan, partially offset by $2.4 million principal payment on finance lease obligations.

Commitments and Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations and commitments during the six months ended July 31, 2020 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed with the SEC on March 30, 2020.

Off-Balance Sheet Arrangements

Through July 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

During the six months ended July 31, 2020, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2020 filed with the SEC on March 30, 2020.

Recent Accounting Pronouncements

See “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Swedish Krona and Singapore Dollar. Fluctuations in foreign currency exchange rates, including those resulting from COVID-19 pandemic, may cause variability in our results of operations. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for the six months ended July 31, 2020 and 2019.

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of July 31, 2020, we had cash and cash equivalents of $304.9 million, which consisted primarily of money market funds and bank deposits. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. A hypothetical 10% change in interest rates would not have had a material impact on our operating results for the six months ended July 31, 2020 and 2019.

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

As discussed in Note 10 to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q, on August 24, 2020, purported stockholders of the Company filed derivative complaints against the Company alleging certain violations of the Securities Exchange Act of 1934, as amended. Refer to Note 10 for further details.

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

The ongoing COVID-19 pandemic, and resulting global economic downturn, has impacted how we, our customers, and our partners are operating, and could result in a material adverse effect on our business, financial condition, operating results and cash flows.

The COVID-19 pandemic continues to persist. The ongoing pandemic, and measures taken to control its spread such as travel restrictions, shelter-in-place orders, and business shutdowns, have affected all of the regions in which we conduct business, have adversely impacted global economic activity and have contributed to volatility in and negative pressure on financial markets. The duration and severity of the COVID-19 outbreak and the degree of its impact on our business remains uncertain and difficult to predict.

As the situation around the spread of the COVID-19 outbreak evolves, we have continued to operate in a modified manner employing precautionary measures designed to protect the health of our employees while enabling us to support our customers and partners.  Among other modifications, we required our employees to work remotely, instituted business-related travel restrictions, and virtualized, postponed or cancelled our sales and marketing, employee or industry events. The remote work measures that we implemented have generally allowed us to provide uninterrupted service to our customers, but have also introduced additional operational risks, including cybersecurity risks, and have affected the way we conduct our sales, research and development, testing, customer support, and other activities. While we have not observed significant impacts to the productivity of our workforce, we continue to have a limited history of remote working and the long-term impact on, and the resulting types of continuing investments necessary for, our employee base is uncertain. These modifications may result in inefficiencies, delays and additional costs in our sales and marketing, professional services and research and development efforts, which could have an adverse effect on our operations. Our remote work measures may not be sufficient to mitigate the risks posed by the COVID-19, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. In addition, work-from-home and related business practice modifications present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and as we make additional adjustments in the eventual transition from it. We may not be able to fully mitigate the impact of these disruptions which cannot be predicted or quantified at this time and which could negatively impact our business.

If the COVID-19 outbreak worsens or is prolonged, especially in regions where we have material operations or sales, our business operations in affected areas, including sales-related and customer support activities, could be adversely affected by continued or additional business closures, travel restrictions impacting employees and partners, and other precautionary measures. We may also experience a negative impact on our business if COVID-19 related governmental restrictions, or the easing or tightening of those restrictions, occurs at different rates in the markets in which we, our customers, or our partners operate, and as a result of the disparate restrictions we are unable to meet customer expectations. Even in regions where governmental restrictions related to the COVID-19 are eased, we may continue to face challenges as our employees return to our offices, including managing our office environments in a manner that protects the health and safety of our employees and planning for a potential resurgence of the COVID-19, which could negatively impact our business.

The outbreak is also having an adverse impact on many of our customers, prospective customers and partners for an indefinite period of time, which could result in reduced consumer demand and willingness to enter into or renew contracts with us, and ultimately could have a material adverse effect on our financial results.

Furthermore, the COVID-19 outbreak has increased the likelihood of an extended global economic downturn. We are seeing our customers and prospective customers deferring or delaying buying decisions and project implementations, prolonged sales cycles, and an increase in requests for extended payment terms due to uncertain economic conditions including those caused by the COVID-19 pandemic. In addition, we anticipate that these macroeconomic factors could result in decreased business spending by our customers and prospective customers, reduced demand for our solutions, longer sales cycles, lower renewal rates by our customers and increased competition, all of which could result in a material adverse impact on our business operations and financial condition even after the COVID-19 outbreak is contained and the shelter-in-place orders are lifted. If our customers are unable or unwilling to pay for their subscriptions to our platform, we may be adversely affected by an inability to collect amounts due, the cost of enforcing the terms of our contracts, including litigation, or a reduction in revenue. Further, if we experience a decrease in demand in a given period it could negatively affect our revenue in future periods, particularly if experienced on a sustained basis, because a substantial proportion of revenue related to our platform is recognized over time. While we have developed and continue to develop plans to help mitigate the negative impact of the outbreak on our business, these efforts may not be effective and a protracted economic downturn may limit the effectiveness of our mitigation efforts.

The COVID-19 outbreak may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including “Our recent growth rates may not be indicative of our future growth”, “Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business” and “Uncertain global economic and market conditions may negatively impact our business, results of operations and cash flows”. We will continue to evaluate the nature and extent of the impact of the COVID-19 outbreak on our business.

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

Our recent revenue growth rates may not be indicative of our future growth.

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

We have incurred significant losses in each period since inception, including net losses of $149.2 million, $131.0 million, $47.6 million and $75.1 million, respectively, in fiscal 2020, 2019, 2018, and for the six months ended July 31, 2020. We had an accumulated deficit of $569.6 million at July 31, 2020. Our losses and accumulated deficit reflect the substantial investments we have made to acquire new customers and develop our platform. We expect our operating expenses to increase in the foreseeable future as we continue to make investments and implement initiatives designed to grow our business, including:

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

These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and sustain profitability. The growth rate of our revenue has recently declined and may continue to decline over time, or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to successfully implement our “land and expand” strategy, which we also refer to as the Honeycomb™ effect, a failure to increase our number of partners, increasing competition, decreasing growth of our overall market, decreasing business spending by customers and prospective customers due to uncertain economic conditions including those caused by the COVID-19 pandemic, an increase in legal risk from the use of our products due to evolving laws, regulations or standards, or an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. Furthermore, to the extent we are successful in increasing our customer base, we will also initially incur increased losses because costs associated with acquiring customers are generally incurred up front. In contrast, subscription revenue is generally recognized ratably over the terms of the agreements that last typically two to three years, although some customers commit for shorter periods. Accordingly, we cannot assure you that we will achieve or maintain profitability in the future. Furthermore, any failure to achieve or maintain profitability, or the failure to do so on the timeline expected by investors or securities analysts, could adversely affect the value of our common stock.

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

•

the effects of the COVID-19 pandemic and any economic downturn caused by the COVID-19 pandemic or other global health crises on our business and the price of our common stock, including cost reduction measures, delayed purchasing decisions or prolongment of our sales cycle due to workforce availability at prospective or existing customers, greater unpredictability in our customers’ willingness or ability to pay for subscriptions to our platform, shelter-in-place orders and travel restrictions affecting our employees, existing and prospective customers and partners;

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

•	our ability to achieve and sustain a level of liquidity sufficient to grow and support our business and operations;
•	network outages or security breaches;
•	any adverse litigation, judgments, settlements, or other litigation-related costs;
•	changes in the legislative or regulatory environment, such as with respect to data protection and privacy; and
•	general economic, industry, and market conditions, both domestically and internationally.

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

We anticipate that we will continue to expand our operations and headcount in the future, including internationally, provided appropriate economic conditions and opportunities are present. We sell our platform to customers in a considerable number of countries and have employees in North America, Europe, Asia-Pacific and Israel. We plan to continue to expand our operations into other countries in the future, provided appropriate economic conditions and opportunities are present. This growth has placed, and future growth will place, a significant strain on our management, and administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively and execute our business plan. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management systems and controls and our reporting systems and procedures by, among other things:

•	effectively recruiting, training, integrating, overseeing and retaining employees, particularly members of our sales team;
•	further improving our key business applications, processes and information technology infrastructure to support our business needs;
•	reviewing our workplace and facilities strategy on a regular basis, including our relationships with flexible workspace vendors, to ensure business needs are appropriately supported;
•	developing, implementing, and maintaining a workplace and facilities strategy designed to support a safe return to work for our employees;

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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers in the United States and abroad. Any significant weakening of the economy in the United States or in regions globally like Europe and Asia, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, perceived impact of global trade barriers like tariffs and sanctions and the corresponding retaliatory actions, economic uncertainty, or other difficulties may affect one or more of the sectors or countries in which we sell our platform. Global economic and political uncertainty, including the uncertainty surrounding the COVID-19 pandemic, Brexit, increased tariffs and international trade disputes, may cause some of our customers or potential customers to curtail spending, scale back their digital transformation efforts, delay their expansion of Anaplan use cases, result in new regulatory and cost challenges to our international operations and cause customers to delay or reduce their technology spending overall. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. Global economic conditions and market conditions may also continue to experience volatility and remain uncertain for an indefinite period of time as a result of the COVID-19 pandemic. We expect our business will be impacted in a variety of ways by these conditions because, among other reasons, some prospective and existing customers may curtail business spending, there may be greater unpredictability in some customers’ ability to pay for their subscriptions to our platform, business disruptions for us and/or our customers are likely to persist in at least some jurisdictions and  travel by us and our partners to customer sites has been and is expected to remain limited. These adverse conditions have, in part, resulted in and may result in certain of our customers and prospective customers deferring or delaying buying decisions and project implementations, prolonged sales cycles, and increased requests for extended payment terms. These adverse conditions could result in reductions in the rate of enterprise software spending generally, sales of our platform, longer sales cycles, slower adoption of new technologies, lower renewal rates, and increased price competition. Any of these events could have an adverse effect on our business, operating results, and financial position.

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

Our ability to achieve significant growth in revenue and improvement in other key metrics in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional strategic planning and management solutions into its business, as such organization may be reluctant or unwilling to invest in new products and services. Furthermore, as our industry matures or if competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell to new customers based on factors such as pricing, technology, and functionality could be impaired. Additionally, mitigation and containment measures adopted by government authorities to contain the spread of COVID-19 in the U.S. and abroad, including travel restrictions and other requirements that limit in-person meetings, could limit our ability to establish relationships with new customers. The effects of the COVID-19 pandemic and the related global economic uncertainty, including decreased spending by prospective customers, delays in the implementation of digital transformation initiatives and prolonged sales cycles have disrupted the effectiveness of our sales and marketing efforts, and the duration and scope of this disruption remains unclear. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, and our business, revenue, operating results, and financial condition could be adversely affected.

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

In addition, our growth strategy is a “land-and-expand” strategy that depends in substantial part on our customers expanding the use of our platform in their organizations through use by additional users, use across more functional areas of their organization, including finance, sales, supply chain, marketing, human resources, and operations, and the purchase of subscriptions providing additional features and functionality, such as the mobile app and predictive capabilities of our platform for sales and marketing. We refer to our “land and expand” strategy as the Honeycomb™ effect where our platform’s agility enables additional use cases across business functions. To increase the opportunities for further expanding the use of our platform by existing customers, we will need to introduce new features and functionality to our platform to more comprehensively address the needs of customers deploying our platform to address a wider variety of use cases and to support large, complex models. If our customers do not realize benefits through their initial adoption of our platform, or if they do not believe that they will realize additional benefits through broader deployment of our platform in other functional areas of their organizations, or in other uses cases, our ability to increase our revenue will suffer. Achieving incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. If we are not able to attract the attention of senior management, our sales efforts may not be effective and our ability to increase our revenue will suffer. Although we have seen prolonged sales cycles and other sales disruptions as a result of a number of factors including uncertain economic conditions due to the COVID-19 pandemic, the duration and scope of this disruption of our “land and expand” strategy remains unclear.

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

Many of our competitors have longer operating histories and greater name recognition than we do, and are able to devote greater resources to the development, promotion, and sale of their products and services than we can. As a result, our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, operational requirements and industry standards, as well as to new challenges such as those resulting from the COVID-19 pandemic. Furthermore, our current or potential competitors may acquire or be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition, and the resulting change in the competitive landscape could adversely affect our ability to compete effectively. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and major distribution agreements with consultants, systems integrators, and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our competitors are successful in bringing their products or services to market earlier than ours or if their products or services are more technologically capable than ours, then our revenue could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results would be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our service.

Our ability to increase our customer base, achieve broader market acceptance of our platform, grow our revenue, and achieve and sustain profitability will depend, to a significant extent, on our ability to effectively and strategically expand our sales and marketing operations and activities. Our sales and marketing expenses represent a significant percentage of our revenue, and our operating results will suffer if our sales and marketing expenditures do not contribute to increasing revenue as we anticipate. The COVID-19 pandemic has changed the way we interact with our customers. For example, our global Connected Planning Xperience (CPX) user conference will be held in an online only format. We may alter, postpone or cancel other planned customer, employee and industry events or shift them to a virtual only format. These and other changes in the ways in which we interact and market to our customers could adversely impact our business if they prove to be less effective than in-person events.

We are substantially dependent on our direct sales force to obtain new customers. Our operating results may also suffer if sales and marketing personnel are unable to maintain the same level of productivity while working remotely during the COVID-19 outbreak. Over the last three years we have increased the size of our direct sales force, and accordingly many of the new members of our sales force have not yet become fully productive. While remote work restrictions remain in place, newly hired direct sales personnel may need additional time to become fully productive as they may face additional hurdles due to remote onboarding and more limited access to customers. We plan to continue to strategically expand our direct sales force both domestically and internationally but we may not be able to recruit and hire a sufficient number of sales personnel to successfully execute our hiring strategy, which may adversely affect our ability to expand our sales capabilities. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Furthermore, hiring sales personnel in new countries can be costly, complex, and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue that we expect to receive from those countries. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training, incentivizing and retaining a sufficient number of qualified direct sales personnel and on such personnel attaining desired productivity levels within a reasonable amount of time. Attrition rates may increase, and we may face integration challenges as we continue to seek to expand our sales force. Moreover, we do not have significant experience as an organization developing and implementing overseas marketing campaigns, and such campaigns may be expensive and difficult to implement. Our business will be harmed if our continuing investment in increasing our sales and marketing capabilities do not generate a significant increase in revenue.

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

We currently serve our customers from third-party data center facilities operated by Equinix, Inc. located in the United States, the Netherlands, and Germany. Although we have disaster recovery plans that utilize multiple data center facilities, any incident affecting a data center facility’s infrastructure or operations that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, natural disasters, war, criminal act, military actions, terrorist attacks, increased strain and demand on telecommunications infrastructure, and other similar events beyond our control could negatively affect the use, functionality or availability of our platform and harm our business. Furthermore, in the event of interruption or delay, our insurance coverage may not adequately compensate us for any losses that we may incur.

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

Our ability to increase revenue and achieve profitability depends, in large part, on widespread acceptance of our platform by enterprise customers who tend to make larger purchases of our products. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. Further, we have experienced and we expect to experience prolonged sales cycles as a result of uncertain economic conditions including those caused by the COVID-19 pandemic. As a result of the variability and length of the sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete sales could harm our business and financial results, and could cause our financial results to vary significantly from period to period. Our sales cycle varies widely, reflecting differences in potential customers’ decision-making processes, procurement requirements, and budget cycles, and is subject to significant risks over which we have little or no control, including:

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

Our business depends on the professional services that are performed to help our customers implement and use our platform. Professional services may be performed by our own staff, by a third-party partner or by a combination of the two. Our strategy is to work with partners to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and we expect the number of our partner-led implementations to continue to increase over time. Our ability and the ability of our third-party partners to successfully implement services may be negatively impacted by remote work environments and travel restrictions adopted as a result of the COVID-19 pandemic. In response to the travel restrictions and other measures enacted in connection with COVID-19, professional services, including implementation projects that were previously performed at a customer location are now provided virtually. However, virtual provision of services may not be as effective or deliver the same benefits as services performed on-site. If a customer is not satisfied with the quality of work performed by us or a partner or with the type of professional services or functionality delivered, even if we are not contractually responsible for the partner services, then we could incur additional costs to address the situation, the profitability of that work might be impaired and the customer’s dissatisfaction with our or our partner’s services could damage our ability to expand the scope of functionality subscribed to by that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

We believe that developing, maintaining, and enhancing widespread awareness of our brand and Connected Planning solutions that enable digital transformation in a cost-effective manner is critical to achieving widespread acceptance of our platform, attracting new customers, and maintaining existing customers. For example, widespread awareness of our brand is critical to ensuring that we are invited to participate in requests for proposals from prospective customers. We have made, and will continue to make, significant investments to promote our brand. However, brand promotion activities may not generate customer awareness or increase revenue, and, even if they do, any increase in revenue may not offset the expenses we incur in building our brand. Furthermore, the ongoing COVID-19 pandemic has made it more challenging to develop, maintain and enhance widespread awareness of our brand. Numerous marketing and brand promotion events, held in-person with customers and prospective customers in prior years, have been delayed, cancelled or converted into a virtual format. Virtual events may not be as successful as in-person interactions, and the precautions and safety measures that have been adopted in response to the COVID-19 pandemic, particularly if extended for prolonged periods, could have a detrimental effect on our ability to develop, maintain and enhance widespread awareness of our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for personnel can be intense, especially for engineers with high levels of experience in designing and developing software for Internet-related services, and for direct sales personnel. For example, competition is intense for experienced software and cloud infrastructure engineers in San Francisco in the United States and London and York in the U.K., our primary development locations. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. The challenges we face in recruiting and hiring qualified personnel may be compounded by a decreased willingness of candidates to leave their current employment due to various factors including economic uncertainty caused by the COVID-19 pandemic and increasingly restrictive application of immigration policies. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations, resulting in a diversion of our time and resources and potential litigation. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected. Further, in times of increased economic uncertainty, employees and potential employees may perceive older or larger companies to be more attractive and the current period of economic uncertainty may adversely affect our ability to recruit and retain highly skilled employees.

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

On July 16, 2020, the Court of Justice of the European Union, or ECJ, invalidated the EU-U.S. Privacy Shield program on the grounds that Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. While our use of the EU Standard Contractual Clauses, or Model Clauses, provides an alternative to the Privacy Shield framework for authorized transfers of certain EU-U.S. data flows, the use of Model Clauses to protect data exports between the European Union and the U.S. is itself subject to ongoing legal challenges, which may result in a ruling that these industry-standard measures that we, and other companies, have relied on would no longer be sufficient. Moreover, we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the European Union to the United States and may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and incurring regulatory penalties, which may have an adverse effect on our business. In addition to government regulation, privacy advocates, and industry groups may propose new and different self-regulatory standards that may apply to us. Because the interpretation and application of privacy and data protection laws, regulations, rules, and other standards are still uncertain, it is possible that these laws, rules, regulations, and other standards’ actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our platform. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our platform, which we may be unable to do in a commercially reasonable manner or at all, and which could have an adverse effect on our business.

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

•	compliance with foreign laws, regulations and orders related to health and safety, including the ongoing COVID-19 pandemic;
•	heightened risks of unfair or corrupt business practices in certain geographies that may impact our financial results and result in restatements of our consolidated financial statements;
•	fluctuations in currency exchange rates and related effects on our results of operations;
•	difficulties in repatriating or transferring funds from or converting currencies in certain countries;
•	different pricing environments, longer sales cycles, and longer accounts receivable payment cycles and collections issues;
•	weak economic conditions in certain countries or regions and general economic uncertainty around the world;
•	differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;
•	difficulties in recruiting, hiring and retaining employees in certain countries;
•	the preference for localized software and licensing programs;
•	the preference for localized language support;
•	unstable regional economic and political conditions;
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
•

our international operations and international sales may be impacted by global pandemics such as the ongoing COVID-19 pandemic and travel restrictions and other measures undertaken by governments in response to such pandemics.

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

While our international contracts are sometimes denominated in U.S. dollars, a significant portion of our revenue is in foreign currencies and the majority of our international costs are denominated in local currencies. Over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our operating results when translated into U.S. dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. However, in the future, we may engage in hedging activities including the use of derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not successfully offset any of the risks associated with exchange rate fluctuations, including uncertainty caused by volatility in the currency exchange rates. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

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

Since our inception, nearly all of our revenue has come from sales of our subscription-based cloud software platform. We expect these sales to account for the substantial majority of our revenue for the foreseeable future. Our success will depend to a substantial extent on the widespread adoption of cloud computing in general and of cloud-based business planning solutions in particular. The enterprise cloud software market is not as mature as the market for on-premises enterprise software, and it is uncertain whether enterprise cloud software will achieve and sustain high levels of customer demand and market acceptance. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses and, therefore, may be reluctant or unwilling to migrate to enterprise cloud software. It is difficult to predict customer adoption rates and demand for our platform, the future growth rate and size of the enterprise cloud software market, or the entry of competitive solutions. The expansion of the enterprise cloud software market depends on a number of factors, including the cost, performance, and perceived value associated with enterprise cloud software, as well as the ability of enterprise cloud software companies to address security and privacy concerns. If other enterprise cloud software providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for enterprise cloud software as a whole, including our platform, may be negatively affected. If enterprise cloud software does not achieve widespread adoption, or if there is a reduction in demand for enterprise cloud software caused by a lack of customer acceptance, technological challenges, weakening or uncertain economic conditions including those caused by the COVID-19 pandemic, security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, our business could be adversely affected. Even if the enterprise cloud software market achieves widespread adoption in certain geographies, our business may be adversely affected if it does not achieve widespread adoption in other geographies.

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

Our corporate culture is intended to promote an entrepreneurial mindset and devotion to certain values, including openness, authenticity, inclusivity, creativity and tenacity. Furthermore, our culture encourages our employees to maintain a customer-first mentality and to perform their responsibilities with speed, innovation and a sense of ownership. Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the core principles and values that have fueled our growth. We believe that our culture has been and will continue to be a key contributor to our success. We hope to maintain our growth trajectory and will continue to hire strategically in the future, especially engineering, research and development and sales personnel. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the entrepreneurial spirit, innovation, creativity, and other qualities we believe we need to support our growth. As we hire new employees, we may not be able to effectively integrate new hires in our fast-paced culture. Our efforts to increase our headcount and maintain our growth may result in a change to our corporate culture, which could harm our business and results of operations.

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

We typically enter into multiple year, non-cancelable arrangements with our customers. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief, including as a result of the impacts and disruptions caused by the COVID-19 pandemic, and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our business, results of operations and financial condition.

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

We have funded our operations since inception primarily through equity financings and payments by customers. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, strategic transactions, a decline in the level of customer prepayments or unforeseen circumstances. We may determine to engage in equity or debt financings or enter into credit facilities for these or other reasons, and we may not be able to timely secure additional debt or equity financing on favorable terms, or at all, especially during a global economic downturn. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential strategic transactions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

Natural disasters, catastrophic events, and other events beyond our control may cause damage or disruption to our business. As an example, our corporate headquarters are located in San Francisco, California and the west coast of the United States contains active earthquake zones. An earthquake affecting our headquarters may result in disruption to our business and operations. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities and such infrastructure and systems may also be affected by natural disasters or other catastrophic events. For example, our data centers are critical infrastructure located in the United States, the Netherlands, and Germany, including in areas with active earthquake zones. From time to time, global pandemics may result from outbreak of diseases such as the MERS, SARS, avian flu and COVID-19, which may result in a material adverse impact on our or our customers’ and partners’ business operations including reduction or suspension of operations in the U.S. or certain parts of the world. We serve a wide range of customers with international operations in varying industries including manufacturing. Depending upon the continuity and severity of pandemics such as the COVID-19 pandemic, our customers and partners may suspend or delay their engagement with us, or our partners may have difficulty engaging with customers and delivering the services we typically expect them to provide, which could result in a material adverse effect on our financial condition. Although we maintain disaster and crisis recovery plans, in the event of an earthquake, hurricane, flood, natural disaster or catastrophic event such as fire, power loss, telecommunications failure, breach of security protocols, global pandemics like the COVID-19 outbreak, cyber-attack, war, or terrorist attack, such plans may prove to be inadequate and we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could have an adverse effect on our business, operating results, and financial condition. Furthermore, in the event of a catastrophic event or other crisis, our insurance coverage may not adequately compensate us for any losses that we may incur.

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

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit issued an opinion in Altera Corp. v. Commissioner upholding the U.S. Treasury Department’s regulations requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation in proportion to the economic activity of the related parties. This opinion reversed the prior decision of the U.S. Tax Court. On November 12, 2019, the Ninth Circuit denied a petition for a rehearing of the case and on February 10, 2020, Altera Corp. filed a petition for a writ of certiorari asking the U.S. Supreme Court to review the opinion issued by the Ninth Circuit. On June 22, 2020, the U.S. Supreme Court denied the petition filed by Altera Corp. Although there was no immediate and material impact on our financial condition or operating results from the Ninth Circuit’s opinion being upheld, the requirement to share expenses related to share-based compensation as set forth in the Ninth Circuit opinion may reduce our ability to offset future taxable income with net operating losses and result in recognition of additional tax expense.

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

ANAPLAN, INC.

	By:	/s/ David H. Morton, Jr.
Date: September 4, 2020		David H. Morton, Jr.
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)