Form 10-Q
period 2020-10-31
Anaplan, Inc.
filed 2020-12-03
CIK 1540755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

As of November 27, 2020, the number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding was 141,892,022.

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

PART I

item 1. Financial Statements

ANAPLAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	As of
	October 31, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$296,801	$309,894
Accounts receivable, net of allowances for credit losses of $3,226 and $996 as of October 31, 2020 and January 31, 2020, respectively	127,905	109,217
Deferred commissions, current portion	32,393	25,990
Prepaid expenses and other current assets	18,742	17,814
Total current assets	475,841	462,915
Property and equipment, net	52,610	48,639
Deferred commissions, net of current portion	71,545	57,947
Goodwill	32,379	32,379
Operating lease right-of-use assets	35,362	37,875
Other noncurrent assets	10,370	10,052
TOTAL ASSETS	$678,107	$649,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,970	$5,331
Accrued expenses	90,044	79,024
Deferred revenue, current portion	239,642	216,059
Operating lease liabilities, current portion	7,506	7,278
Total current liabilities	343,162	307,692
Deferred revenue, net of current portion	5,389	4,149
Operating lease liabilities, net of current portion	31,899	34,017
Other noncurrent liabilities	20,596	12,268
TOTAL LIABILITIES	401,046	358,126
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,750,000 shares authorized as of October 31, 2020 and January 31, 2020; 141,626 and 135,495 shares issued and outstanding as of October 31, 2020 and January 31, 2020	14	13
Accumulated other comprehensive loss	(6,000)	(4,326)
Additional paid-in capital	887,976	788,447
Accumulated deficit	(604,929)	(492,453)
TOTAL STOCKHOLDERS' EQUITY	277,061	291,681
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$678,107	$649,807

The information as of January 31, 2020, was derived from the Company’s audited Consolidated Balance Sheet as of January 31, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue:
Subscription revenue	$104,707	$79,695	$295,648	$218,378
Professional services revenue	10,168	9,715	29,582	31,402
Total revenue	114,875	89,410	325,230	249,780
Cost of revenue:
Cost of subscription revenue	19,187	13,108	50,520	36,406
Cost of professional services revenue	10,188	9,376	29,037	30,162
Total cost of revenue	29,375	22,484	79,557	66,568
Gross profit	85,500	66,926	245,673	183,212
Operating expenses:
Research and development	24,629	16,462	72,986	47,963
Sales and marketing	73,893	60,644	218,481	180,931
General and administrative	22,851	22,344	66,514	65,158
Total operating expenses	121,373	99,450	357,981	294,052
Loss from operations	(35,873)	(32,524)	(112,308)	(110,840)
Interest income (expense), net	(208)	1,180	119	3,770
Other income (expense), net	(291)	(2,398)	3,385	(2,096)
Loss before income taxes	(36,372)	(33,742)	(108,804)	(109,166)
Provision for income taxes	(420)	(959)	(3,114)	(3,368)
Net loss	(36,792)	(34,701)	(111,918)	(112,534)
Comprehensive loss:
Foreign currency translation adjustments	(138)	(1,182)	(1,674)	847
Comprehensive loss	$(36,930)	$(35,883)	$(113,592)	$(111,687)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.26)	$(0.81)	$(0.88)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	140,603	132,352	138,448	128,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
For the Three Months Ended October 31, 2020
Balance at July 31, 2020	139,306	$14	$856,129	$(5,862)	$(568,137)	$282,144
Stock-based compensation	—	—	27,890	—	—	27,890
Exercise of stock options, net of repurchases and early exercises	692	—	3,957	—	—	3,957
Vesting of restricted stock units	1,628	—	—	—	—	—
Net loss	—	—	—	—	(36,792)	(36,792)
Foreign currency translation adjustments	—	—	—	(138)	—	(138)
Balance at October 31, 2020	141,626	$14	$887,976	$(6,000)	$(604,929)	$277,061
For the Three Months Ended October 31, 2019
Balance at July 31, 2019	131,631	$13	$726,100	$(1,007)	$(421,069)	$304,037
Stock-based compensation	—	—	21,826	—	—	21,826
Repayment of promissory notes, net of early exercises	—	—	287	—	—	287
Exercise of stock options, net of repurchases and early exercises	633	—	4,148	—	—	4,148
Vesting of restricted stock units	1,044	—	—	—	—	—
Net loss	—	—	—	—	(34,701)	(34,701)
Foreign currency translation adjustments	—	—	—	(1,182)	—	(1,182)
Balance at October 31, 2019	133,308	$13	$752,361	$(2,189)	$(455,770)	$294,415
For the Nine Months Ended October 31, 2020
Balance at January 31, 2020	135,495	$13	$788,447	$(4,326)	$(492,453)	$291,681
Cumulative adjustment upon adoption of ASC 326 (Note 1)	—	—	—	—	(558)	(558)
Stock-based compensation	—	—	77,433	—	—	77,433
Exercise of stock options, net of repurchases and early exercises	2,393	1	12,590	—	—	12,591
Vesting of restricted stock units	3,503	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	235	—	9,481	—	—	9,481
Net loss	—	—	—	—	(111,918)	(111,918)
Foreign currency translation adjustments	—	—	—	(1,674)	—	(1,674)
Other	—	—	25	—	—	25
Balance at October 31, 2020	141,626	$14	$887,976	$(6,000)	$(604,929)	$277,061
For the Nine Months Ended October 31, 2019
Balance at January 31, 2019	126,246	$12	$653,738	$(3,036)	$(343,236)	$307,478
Stock-based compensation	—	—	58,821	—	—	58,821
Repayment of promissory notes, net of early exercises	—	—	11,741	—	—	11,741
Exercise of stock options, net of repurchases and early exercises	4,008	1	18,973	—	—	18,974
Vesting of restricted stock units	2,425	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	629	—	9,088	—	—	9,088
Net loss	—	—	—	—	(112,534)	(112,534)
Foreign currency translation adjustments	—	—	—	847	—	847
Balance at October 31, 2019	133,308	$13	$752,361	$(2,189)	$(455,770)	$294,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(111,918)	$(112,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,934	14,355
Amortization of deferred commissions	24,418	14,053
Stock-based compensation	74,432	57,314
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	7,642	7,840
Foreign currency remeasurement losses (gains)	(3,178)	444
Other non-cash items	2,609	962
Changes in operating assets and liabilities:
Accounts receivable	(22,012)	(5,307)
Prepaid expenses and other current assets	1,290	1,795
Other noncurrent assets	(1,376)	(170)
Deferred commissions	(43,439)	(36,134)
Accounts payable and accrued expenses	10,271	16,039
Deferred revenue	26,831	39,375
Payments for operating lease liabilities, net	(6,907)	(7,595)
Other noncurrent liabilities	7,468	(3,271)
Net cash used in operating activities	(14,935)	(12,834)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,243)	(2,455)
Capitalized internal-use software	(7,666)	(8,021)
Business combinations, net of acquired cash	—	(29,192)
Net cash used in investing activities	(12,909)	(39,668)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	12,575	18,862
Proceeds from repayment of promissory notes	—	11,526
Proceeds from employee stock purchase plan	9,481	9,088
Principal payments on finance lease obligations	(6,160)	(3,777)
Net cash provided by financing activities	15,896	35,699
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,005	780
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(10,943)	(16,023)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Beginning of period	309,894	326,863
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - End of period	$298,951	$310,840
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$555	$663
Cash paid for income taxes	$1,415	$854
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in purchases of property and equipment included in liabilities	$(849)	$800
Finance leases for property and equipment	$7,285	$4,581

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

In March 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) as a global pandemic with widespread and detrimental effect on the global economy. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on the Company's customers, prospective customers, sales cycles, and employees, all of which are uncertain and cannot be predicted. During the three and nine months ended October 31, 2020, we assessed the impact of COVID-19, including our estimate of credit losses for accounts receivable. As of the date of filing of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require updating significant estimates or judgments or revising the carrying value of the Company's assets or liabilities as presented in the unaudited interim condensed consolidated financial statements. These estimates may change as new events occur and additional information is obtained. Actual results could differ from those estimates and any such differences may be material to our financial statements.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 of the notes to the consolidated financial statements included in the Company’s Form 10-K filed with the SEC on March 30, 2020. There have been no significant changes to these policies during the three and nine months ended October 31, 2020, except as noted below.

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

As of October 31, 2020, the allowance for credit losses reflects increased collectability concerns stemming from the COVID-19 pandemic. The allowance for credit losses was $3.2 million and $1.0 million as of October 31, 2020, and January 31, 2020, respectively.

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

(2) Consolidated Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that reconciles to the corresponding amount in the condensed consolidated statements of cash flows:

	As of
	October 31, 2020	January 31, 2020	October 31, 2019	January 31, 2019
	(In thousands)
Cash and cash equivalents	$296,801	$309,894	$310,840	$326,863
Restricted cash included in prepaid expenses and other current assets	2,150	—	—	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$298,951	$309,894	$310,840	$326,863

As of October 31, 2020, the Company’s prepaid expenses and other current assets included $2.2 million in restricted cash as a collateral for certain of our operating leases.

Property and Equipment, net

Property and equipment consisted of the following:

	As of
	October 31, 2020	January 31, 2020
	(In thousands)
Computer and office equipment	$56,843	$46,986
Leasehold improvements	13,998	12,728
Internal-use software	36,931	29,445
Construction in progress	6,735	3,943
Property and equipment, gross	114,507	93,102
Less: accumulated depreciation	(61,897)	(44,463)
Property and equipment, net	$52,610	$48,639

Depreciation expense was $6.3 million and $17.9 million for the three and nine months ended October 31, 2020, respectively, and $5.2 million and $14.2 million for the three and nine months ended October 31, 2019, respectively.

The Company capitalized $3.2 million and $10.3 million in internal-use software in the three and nine months ended October 31, 2020, respectively, of which $0.9 million and $2.7 million was stock-based compensation expense for each respective period. The Company capitalized $3.7 million and $9.5 million in internal-use software in the three and nine months ended October 31, 2019, respectively, of which $0.8 million and $1.5 million was stock-based compensation expense for each respective period. Amortization of the capitalized internal-use software, included in total depreciation expense above, was $2.4 million and $6.7 million in the three and nine months ended October 31, 2020, respectively, and $1.6 million and $4.2 million for the three and nine months ended October 31, 2019, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	As of
	October 31, 2020	January 31, 2020
	(In thousands)
Vendor accruals	$10,011	$11,098
Accrued commission	8,847	10,033
Accrued bonuses	9,974	14,279
Accrued other payroll liabilities	30,470	21,077
Current portion of finance lease obligations	8,491	6,956
Accrued other	22,251	15,581
Accrued expenses	$90,044	$79,024

Preferred Stock

As of October 31, 2020 and January 31, 2020, the authorized preferred stock of the Company consisted of 25 million shares with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of October 31, 2020, and January 31, 2020.

(3) Bank Borrowing

In April 2020, the Company entered into the Third Amendment to Credit Agreement and First Amendment to Collateral Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) as administrative agent and lender (the “Third Amendment”). Among other things, the Third Amendment further amends the Credit Agreement entered into with Wells Fargo in April 2018, as amended in September 2018 and October 2019 (the “Credit Agreement”) in order to: (1) increase the aggregate revolving credit commitment amount by $20.0 million, so that the Company may borrow up to $60.0 million under a secured revolving credit facility, subject to the terms of the Credit Agreement including the accounts receivable borrowing base, for general corporate purposes; and (2) extend the maturity date of the revolving credit facility until April 23, 2022. Also, pursuant to the Third Amendment, any loans drawn on the credit facility will incur interest at a rate equal to the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 23, 2022. As of October 31, 2020, and January 31, 2020, the Company had not drawn down any amounts under this agreement. As of October 31, 2020, the Company was in compliance with the financial covenants contained in the agreement.

(4) Leases

The Company leases certain facilities under operating leases that expire from fiscal 2021 to 2028. The Company also enters into finance leases to finance equipment.

The components of lease expense were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(In thousands)
Operating lease costs	$2,098	$2,853	$7,642	$7,840
Finance lease costs
Amortization of assets	$2,308	$1,505	$6,101	$4,039
Interest on lease liabilities	189	220	555	663
Total finance lease costs	$2,497	$1,725	$6,656	$4,702

Supplemental balance sheet information related to leases is as follows:

	As of
	October 31, 2020	January 31, 2020
	(In thousands)
Operating leases:
Operating lease ROU assets	$35,362	$37,875
Operating lease liabilities, current portion	$7,506	$7,278
Operating lease liabilities, net of current portion	31,899	34,017
Total operating lease liabilities	$39,405	$41,295
Finance leases:
Property and equipment, gross	$28,627	$21,321
Less: accumulated depreciation	(13,459)	(7,347)
Property and equipment, net	$15,168	$13,974
Accrued expenses	$8,491	$6,956
Other noncurrent liabilities	7,028	7,261
Total finance lease liabilities	$15,519	$14,217

Weighted-average lease terms and discount rates are as follows:

	As of October 31, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease terms	5.1 years	2.0 years
Weighted-average discount rates	5.5%	4.6%

Future minimum lease payments under operating leases and finance leases as of October 31, 2020, are as follows:

	As of October 31, 2020
	Operating Leases	Finance Leases
	(In thousands)
Years ending January 31,
2021 (remaining 3 months)	$2,432	$2,553
2022	9,524	8,439
2023	9,182	4,163
2024	8,443	1,183
2025	6,829	—
Thereafter	9,189	—
Total lease payments	45,599	16,338
Less: amount representing interest	(5,479)	(819)
Less: leases less than 12 months	(715)	—
Total lease liabilities	$39,405	$15,519

The Company enters into commitments to lease computer and office equipment for which the timing of the lease payments is not determined until the date of commencement. As of October 31, 2020, the amounts related to these leases were approximately $2.3 million, which are to be paid over three years after the date of commencement.

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

(6) Acquisition-Related Intangible Assets

The components of identifiable intangible assets included in other noncurrent assets are as follows:

	As of
	October 31, 2020	January 31, 2020
	(In thousands)
Developed technology	$5,200	$5,200
Customer relationships	2,976	2,976
Intangible assets, gross	$8,176	$8,176
Less: accumulated amortization	(2,328)	(1,323)
Intangible assets, net	$5,848	$6,853

Amortization expense of acquisition-related intangible assets was $0.3 million and $1.0 million for the three and nine months ended October 31, 2020, respectively. Amortization expense of acquisition-related intangible assets was immaterial for the three and nine months ended October 31, 2019.

The expected future intangible assets amortization as of October 31, 2020 is as follows:

As of October 31, 2020
(In thousands)
Years ending January 31,
2021 (remaining 3 months)	$335
2022	1,340
2023	1,340
2024	1,340
2025	993
Thereafter	500
Total future intangible assets amortization	$5,848

(7) Employee Stock Plans

As of October 31, 2020 and January 31, 2020, the Company was authorized to issue 1,750,000,000 shares of common stock. Shares were reserved for future issuance as follows:

	As of
	October 31, 2020	January 31, 2020
	(In thousands)
Outstanding stock options	7,136	10,198
Outstanding restricted stock units	9,351	10,260
Outstanding stock purchase rights	—	5
Shares available for future issuances under the 2018 Stock Plan	21,917	17,071
Shares available for future issuances under the 2018 ESPP	3,906	2,786
Total	42,310	40,320

Stock Options

A summary of stock option activity for the nine months ended October 31, 2020, was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)		(In thousands)
Balance as of January 31, 2020	10,198	$11.69	$468,079
Options granted	422	38.47	—
Options exercised	(2,393)	5.25	—
Options forfeited	(1,091)	35.29	—
Balance as of October 31, 2020	7,136	$11.83	$310,735
Exercisable as of October 31, 2020	6,873	$11.37	$302,432
Vested and expected to vest as of October 31, 2020	4,517	$8.32	$212,486

As of October 31, 2020, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $16.4 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units

A summary of RSU activity for the nine months ended October 31, 2020, was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Balance as of January 31, 2020	10,260	$23.70
RSUs granted	3,544	48.49
RSUs vested	(3,503)	18.74
RSUs forfeited	(950)	32.46
Balance as of October 31, 2020	9,351	$34.07

As of October 31, 2020, unrecognized stock-based compensation cost related to outstanding unvested RSUs that are expected to vest was $220.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Stock-Based Compensation

The stock-based compensation expense, net of estimated forfeitures, by line item in the accompanying condensed consolidated statements of comprehensive loss is summarized as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(In thousands)
Cost of subscription revenue	$953	$689	$2,537	$1,817
Cost of professional services revenue	506	539	1,706	1,577
Research and development	5,235	2,790	13,261	7,120
Sales and marketing	12,570	8,927	33,814	23,728
General and administrative	7,696	7,948	23,114	23,072
Total stock-based compensation expense	$26,960	$20,893	$74,432	$57,314

The Company’s estimated forfeiture rate is based on accumulated historical forfeiture data.

(8) Fair Value Measurements

Cash and cash equivalents included investments in money market funds of $231.0 million at October 31, 2020. The fair value of the money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance.

Other than the money market funds, the Company did not hold any assets or liabilities that are measured at fair value on a recurring basis as of October 31, 2020, or January 31, 2020. There were no transfers into or out of Level 1, Level 2, or Level 3 during the three and nine months ended October 31, 2020 or 2019.

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

Disaggregation of Revenue

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud-based application:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020		2019		2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(In thousands, except percentage data)
Americas	$64,727	56%	$53,378	60%	$185,793	57%	$148,907	60%
EMEA	37,277	33	27,777	31	103,761	32	78,326	31
APAC	12,871	11	8,255	9	35,676	11	22,547	9
Total	$114,875	100%	$89,410	100%	$325,230	100%	$249,780	100%

The United States and the U.K. were the only two countries that represented more than 10% of the Company’s total revenue in any period. Revenue in the United States and as a percentage of total revenue comprised of $62.2 million and 54%, and $178.5 million and 55% in the three and nine months ended October 31, 2020, respectively, and $51.3 million and 57%, and $143.4 million and 57% in the three and nine months ended October 31, 2019, respectively. Revenue in the U.K. comprised of $13.8 million and 12%, and $38.3 million and 12% in the three and nine months ended October 31, 2020, respectively, and $10.3 million and 12%, and $29.9 million and 12% in the three and nine months ended October 31, 2019, respectively.

Contract Balances

Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $0.3 million and $0.2 million as of October 31, 2020, and January 31, 2020, respectively, which were included within prepaid expenses and other current assets and other noncurrent assets on the condensed consolidated balance sheets.

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a contract. The current portion of deferred revenue balances are recognized over the following 12-month period. The amount of revenue recognized in the three and nine months ended October 31, 2020 that was included in deferred revenue at the beginning of each period was $91.7 million and $186.0 million, respectively. The amount of revenue recognized in the three and nine months ended October 31, 2019 that was included in deferred revenue at the beginning of each period was $68.0 million and $125.2 million, respectively.

Remaining Performance Obligation

As of October 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $739.5 million, which consists of both billed consideration in the amount of $245.0 million and unbilled consideration in the amount of $494.5 million that the Company expects to recognize as revenue in the future periods. The Company expects to cumulatively recognize approximately 52% and 84% of this amount as revenue in the next 12 months and 24 months, respectively, with the remaining balance recognized thereafter.

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

(10) Commitments and Contingencies

Legal Matters

On August 24, 2020, a purported stockholder of the Company filed a putative securities class action complaint in the United States District Court for the Northern District of California, captioned Sergio Grobler v. Anaplan, Inc., et al., 3:20-cv-05959, against the Company and certain of the Company’s executive officers. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Anaplan, Inc. common stock between November 21, 2019, and February 26, 2020, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of the Company’s prior public filings. Two lead plaintiff motions were filed on October 23, 2020. The Court appointed lead plaintiff on November 12, 2020. The Company expects that the appointed lead plaintiff will file an amended complaint.  The defendants will then have 60 days after the filing of the amended complaint to file a motion to dismiss. At this point, no discovery has occurred in this case. The case is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the defendants, if any. The Company believes that the lawsuit lacks merit and intends to vigorously defend the action. The Company cannot predict the outcome of or is not able to reasonably estimate the amount or range of possible loss from the above described matter.

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

Other Contractual Commitments

Other contractual commitments primarily consist of data center, cloud and IT operations related to our daily business operations. Future minimum payments under our non-cancellable purchase commitments as of October 31, 2020 are presented in the table below:

Purchase Obligations
(In thousands)
Year ending January 31,
2021 (remaining 3 months)	$9,168
2022	24,200
2023	23,113
2024	22,456
2025	12,411
Thereafter	7,719
Total future minimum payments	$99,067

(11) Income Taxes

The Company computed its interim provision using its estimated annual effective tax rate. The Company’s income tax expense was $0.4 million and $3.1 million during the three and nine months ended October 31, 2020, respectively, and $1.0 million and $3.4 million during the three and nine months ended October 31, 2019, respectively.

(12) Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(In thousands, except per share data)
Numerator:
Net loss	$(36,792)	$(34,701)	$(111,918)	$(112,534)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	140,603	132,352	138,448	128,286
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.26)	$(0.81)	$(0.88)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of October 31,
	2020	2019
	(In thousands)
Stock options	7,136	10,975
Stock repurchase rights	-	21
Restricted stock units	9,351	10,835
Unvested shares subject to repurchase	-	6
Total	16,487	21,837

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

We derive the substantial majority of our revenue from subscriptions for users on our platform. Our initial subscription term is typically two to three years, although some customers commit for shorter periods. We generally bill our customers annually in advance. We also offer professional services, including consulting, implementation, and training, but are increasingly leveraging our partners to provide these services. During the three months ended October 31, 2020 and 2019, subscription revenue was $104.7 million and $79.7 million, respectively, representing a year-over-year subscription revenue growth rate of 31%. During the three months ended October 31, 2020 and 2019, services revenue was $10.2 million and $9.7 million, respectively. Our subscription revenue as a percentage of total revenue was

91% and 89% in the three months ended October 31, 2020 and 2019, respectively. During the nine months ended October 31, 2020 and 2019, subscription revenue was $295.6 million and $218.4 million, respectively, representing a year-over-year subscription revenue growth rate of 35%. During the nine months ended October 31, 2020 and 2019, services revenue was $29.6 million and $31.4 million, respectively. Our subscription revenue as a percentage of total revenue was 91% and 87% in the nine months ended October 31, 2020 and 2019, respectively.

During the three months ended October 31, 2020 and 2019, our total revenue was $114.9 million and $89.4 million, respectively. Approximately 46% and 43% of our total revenue was generated from outside of the United States in the three months ended October 31, 2020 and 2019, respectively. During the nine months ended October 31, 2020 and 2019, our total revenue was $325.2 million and $249.8 million, respectively. Approximately 45% and 43% of our revenue was generated from outside of the United States in the nine months ended October 31, 2020 and 2019. Our net loss was $36.8 million and $34.7 million in the three months ended October 31, 2020 and 2019, respectively, and $111.9 million and $112.5 million in the nine months ended October 31, 2020 and 2019.

We believe that our focus on customer success allows us to retain and expand the subscription revenue generated from our existing customers, and is an indicator of the long-term value of our customer relationships for Anaplan as a whole. We track our performance in this area by measuring our dollar-based net expansion rate, which compares our annual recurring revenue from the same set of customers across comparable periods. The dollar-based net expansion rate was 113% and 122% as of October 31, 2020, and January 31, 2020, respectively.

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

The number of customers with greater than $250,000 of annual recurring revenue was 417 and 353 as of October 31, 2020, and January 31, 2020, respectively. While achieving and maintaining incremental sales to existing customers requires increasingly sophisticated and costly sales efforts, we believe the introduction of new solutions, features and functionality to our platform, and customers realizing benefits through their initial adoption of our platform, means we have significant opportunities to further expand the use of our platform by our existing customers as well as to attract additional large customers.

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

As the impact of the COVID-19 pandemic continues to unfold around the world, we remain focused on supporting our employees, customers, and partners. In response to the COVID-19 pandemic, we have taken various measures to prioritize the health and safety of our employees, customers and the communities in which we operate, including shifting our training courses and our customer, marketing and industry events to an online only format. To support the health of our employees, our global workforce now works remotely, and we implemented our business continuity plan with the goal of providing uninterrupted service to our customers. We anticipate that our workforce will continue to work remotely at least through the end of calendar year 2020. Our plan is to slowly move toward normal operations on a market by market basis in accordance with local authority guidelines, and to ensure that our return to work is thoughtful, prudent, and handled with an abundance of caution with the health of our employees being the top priority. When we determine that it is safe for employees to return to work, we have developed health and safety procedures to enable our employees to do so safely. The impact, if any, of these and any additional operational changes we may implement is uncertain, but we currently believe the changes we have implemented have not materially affected, and are not expected to have a material and adverse effect on, our ability to maintain financial reporting systems, internal control over financial reporting and disclosure controls and procedures.

While the broader implications of the COVID-19 pandemic on our employees, our results of operations, and overall financial performance remain uncertain, we have seen and we currently expect our financial performance to be negatively impacted by the economic effects of the COVID-19 pandemic, at least for the immediate future. We have seen and expect to continue to see certain of our customers and prospective customers defer or delay buying decisions and project implementations, prolonged sales cycles, and an increase in requests for extended payment terms due to uncertain economic conditions including those caused by the COVID-19 pandemic. We have seen and expect to continue to see these deferrals and delays impact our new business pipeline and large deals, including delays in deals arising out of our strategic relationships with our global partners. We may also experience contraction in our existing customer base. These and other changes in customer demand for our solutions could materially and adversely impact our business, results of operations, and overall financial performance in future periods.

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

Scaling our sales team.    Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our sales leadership and sales efforts, both domestically and internationally. We have invested and intend to continue to invest in expanding and retaining our sales leadership, direct sales force, particularly in attracting and retaining sales personnel with experience selling to larger enterprises. Our ability to increase our revenue will depend on the new members of our sales force becoming fully productive and executing expeditiously and effective sales leadership. In the enterprise market, a customer’s decision to use our platform may be an enterprise-wide decision. These types of sales require us to provide greater levels of education regarding the use and benefits of our platform, which involves substantial time, effort, and costs.

International sales.    Our total revenue generated outside of the United States during the three and nine months ended October 31, 2020, was approximately 46% and 45%, respectively, of our total revenue. Our total revenue generated outside of the United States during the three and nine months ended October 31, 2019, was approximately 43% of our total revenue. We believe global demand for our platform will continue to develop as organizations experience the benefits that our platform can provide to international enterprises with complex planning needs spanning multiple geographies. Accordingly, we believe there is significant opportunity to grow our international business. We have invested, and plan to invest, ahead of this potential demand in personnel, marketing, and access to data center capacity to support our international growth.

Partner ecosystem.    Our partner ecosystem extends our geographic coverage, accelerates the usage and adoption of our platform, and enables more efficient delivery of service solutions. We intend to augment and deepen our partnerships with global and regional partners, including strategic and advisory consulting, systems integration, public cloud and technology firms. We believe our partners’ scale and route to market can significantly contribute to our ability to penetrate our addressable market, extend our geographic coverage, and extend usage and adoption of our platform.

Product velocity.    We have invested and intend to continue to invest significantly in research and development in an effort to enhance and expand the functionality of our platform, to attract and retain development personnel, and to protect our market-leading technology advantage. We have a well-defined technology roadmap to introduce new features and functionality to our platform that we believe will improve our ability to generate revenue by broadening the appeal of our platform to potential new customers as well as increasing the opportunities for further expanding the use of our platform by existing customers. We are also investing to further enhance the user interface, functionality, and usability of our platform, including in public cloud capabilities to expand the accessibility and reach of our platform, and in machine learning and other artificial intelligence technologies, to further enhance the predictive capabilities of our platform. We will need to continue to focus on bringing cutting-edge technology to market in order to remain competitive.

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

Subscription Revenue

Subscription revenue accounted for 91% of our total revenue for the three and nine months ended October 31, 2020, and 89% and 87% for the three and nine months ended October 31, 2019, respectively. Subscription revenue is driven primarily by the number of customers, the number of users at each customer, the price of user subscriptions, and renewal rates.

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

Most of our contracts are non-cancellable over the contract term. We had remaining performance obligations, or backlog, in the amount of $739.5 million and $656.2 million as of October 31, 2020 and January 31, 2020, respectively, consisting of both billed and unbilled consideration.

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(In thousands)
Revenue:
Subscription revenue	$104,707	$79,695	$295,648	$218,378
Professional services revenue	10,168	9,715	29,582	31,402
Total revenue	114,875	89,410	325,230	249,780
Cost of revenue:
Cost of subscription revenue (1)	19,187	13,108	50,520	36,406
Cost of professional services revenue (1)	10,188	9,376	29,037	30,162
Total cost of revenue	29,375	22,484	79,557	66,568
Gross profit	85,500	66,926	245,673	183,212
Operating expenses:
Research and development (1)	24,629	16,462	72,986	47,963
Sales and marketing (1)	73,893	60,644	218,481	180,931
General and administrative (1)	22,851	22,344	66,514	65,158
Total operating expenses	121,373	99,450	357,981	294,052
Loss from operations	(35,873)	(32,524)	(112,308)	(110,840)
Interest income (expense), net	(208)	1,180	119	3,770
Other income (expense), net	(291)	(2,398)	3,385	(2,096)
Loss before income taxes	(36,372)	(33,742)	(108,804)	(109,166)
Provision for income taxes	(420)	(959)	(3,114)	(3,368)
Net loss	$(36,792)	$(34,701)	$(111,918)	$(112,534)

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$953	$689	$2,537	$1,817
Cost of professional services revenue	506	539	1,706	1,577
Research and development	5,235	2,790	13,261	7,120
Sales and marketing	12,570	8,927	33,814	23,728
General and administrative	7,696	7,948	23,114	23,072
Total stock-based compensation expense	$26,960	$20,893	$74,432	$57,314

Three and Nine Months Ended October 31, 2020 and 2019

Revenue

	Three Months Ended October 31,			Nine Months Ended October 31,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentage data)
Subscription revenue	$104,707	$79,695	31%	$295,648	$218,378	35%
Professional services revenue	10,168	9,715	5	29,582	31,402	(6)
Total revenue	$114,875	$89,410	28	$325,230	$249,780	30

Total revenue was $114.9 million in the three months ended October 31, 2020, compared to $89.4 million in the three months ended October 31, 2019, an increase of $25.5 million, or 28%. Total revenue was $325.2 million in the nine months ended October 31, 2020, compared to $249.8 million in the nine months ended October 31, 2019, an increase of $75.5 million, or 30%.

Subscription revenue was $104.7 million, or 91%of total revenue, in the three months ended October 31, 2020, compared to $79.7 million, or 89% of total revenue, in the three months ended October 31, 2019, an increase of $25.0 million, or 31%. The increase in subscription revenue was primarily driven by existing customers expanding their use of our platform, which accounted for 70% of the increase, and acquisition of new customers, which accounted for approximately 30% of the increase.

Subscription revenue was $295.6 million, or 91% of total revenue, in the nine months ended October 31, 2020, compared to $218.4 million, or 87% of total revenue, in the nine months ended October 31, 2019, an increase of $77.3 million, or 35%. The increase in subscription revenue was primarily driven by existing customers expanding their use of our platform, which accounted for 80% of the increase, and acquisition of new customers, which accounted for approximately 20% of the increase.

Professional services revenue was $10.2 million in the three months ended October 31, 2020, compared to $9.7 million in the three months ended October 31, 2019, an increase of $0.5 million, or 5%. The increase in professional services revenue was primarily driven by timing of our customers’ implementation projects.

Professional services revenue was $29.6 million in the nine months ended October 31, 2020, compared to $31.4 million in the nine months ended October 31, 2019, a decrease of $1.8 million, or 6%. The decrease in professional services revenue was primarily driven by lower sales of our professional services due to timing of our customers’ implementation projects. This also represents a continued decline in professional services revenue as a percentage of total revenue primarily due to our strategy of shifting professional services revenue to the members of our growing partner ecosystem.

Cost of Revenue

	Three Months Ended October 31,			Nine Months Ended October 31,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentage data)
Cost of subscription revenue	$19,187	$13,108	46%	$50,520	$36,406	39%
Cost of professional services revenue	10,188	9,376	9	29,037	30,162	(4)
Total cost of revenue	$29,375	$22,484	31	$79,557	$66,568	20

Total cost of revenue was $29.4 million in the three months ended October 31, 2020, compared to $22.5 million in the three months ended October 31, 2019, an increase of $6.9 million, or 31%. Total cost of revenue was $79.6 million in the nine months ended October 31, 2020, compared to $66.6 million in the nine months ended October 31, 2019, an increase of $13.0 million, or 20%.

Cost of subscription revenue was $19.2 million in the three months ended October 31, 2020, compared to $13.1 million in the three months ended October 31, 2019, an increase of $6.1 million, or 46%. The increase in cost of subscription revenue was primarily due to an increase in hosting and consulting costs of $2.0 million, an increase in software license and maintenance costs of $1.6 million, an increase in amortization of our equipment leases and capitalized software development costs of $1.2 million, and an increase in salaries and bonuses, and benefits costs of $0.9 million, including stock-based compensation.

Cost of subscription revenue was $50.5 million in the nine months ended October 31, 2020, compared to $36.4 million in the nine months ended October 31, 2019, an increase of $14.1 million, or 39%. The increase in cost of subscription revenue was primarily due to an increase in hosting and consulting costs of $3.9 million, an increase in amortization of our equipment leases and capitalized software development costs of $3.6 million, an increase in software license and maintenance costs of $3.0 million, and an increase in salaries and bonuses, and benefits costs of $2.6 million, including stock-based compensation.

Cost of professional services revenue was $10.2 million in the three months ended October 31, 2020, compared to $9.4 million in the three months ended October 31, 2019, an increase of $0.8 million, or 9%. The increase in cost of professional services revenue was primarily due to an increase in salaries and bonuses, and benefits costs of $0.6 million, including stock-based compensation.

Cost of professional services revenue was $29.0 million in the nine months ended October 31, 2020, compared to $30.2 million in the nine months ended October 31, 2019, a decrease of $1.1 million, or 4%. The decrease in cost of professional services revenue was primarily due to a decrease in the partner implementation costs related to a decrease in partner activity of $1.9 million, and a decrease in travel related expenses of $0.7 million due to the COVID-19 pandemic, partially offset by an increase in salaries and bonuses, and benefits costs of $1.3 million, including stock-based compensation.

Gross Profit and Gross Margin

	Three Months Ended October 31,			Nine Months Ended October 31,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentage data)
Subscription gross profit	$85,520	$66,587	28%	$245,128	$181,972	35%
Professional services gross profit	(20)	339	(106)	545	1,240	(56)
Total gross profit	$85,500	$66,926	28	$245,673	$183,212	34
Subscription gross margin	82%	84%		83%	83%
Professional services gross margin	—	3%		2%	4%
Total gross margin	74%	75%		76%	73%

Gross profit was $85.5 million in the three months ended October 31, 2020, compared to $66.9 million in the three months ended October 31, 2019, an increase of $18.6 million, or 28%. Gross profit was $245.7 million in the nine months ended October 31, 2020, compared to $183.2 million in the nine months ended October 31, 2019, an increase of $62.5 million, or 34%. The increase in gross profit was the result of the increases in our subscription revenue primarily driven by existing customers expanding their use of our platform and acquisition of new customers in the three and nine months ended October 31, 2020.

Gross margin was 74% in the three months ended October 31, 2020, compared to 75% in the three months ended October 31, 2019. The decrease was primarily due to higher hosting and consulting costs, partially offset by increase in subscription revenue, which generates a significantly higher gross margin than our professional services revenue, as a percentage of total revenue.

Gross margin was 76% in the nine months ended October 31, 2020, compared to 73% in the nine months ended October 31, 2019. The increase was primarily due to the increase in subscription revenue, which generates a significantly higher gross margin than our professional services revenue, as a percentage of total revenue.

Our gross margins can fluctuate from quarter to quarter as a result of the requirements, complexity, and timing of our customers’ implementation projects that can vary significantly.

Operating Expenses

	Three Months Ended October 31,			Nine Months Ended October 31,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentage data)
Operating expense:
Research and development	$24,629	$16,462	50%	$72,986	$47,963	52%
Sales and marketing	73,893	60,644	22	218,481	180,931	21
General and administrative	22,851	22,344	2	66,514	65,158	2
Total operating expenses	$121,373	$99,450	22	$357,981	$294,052	22

Research and Development

Research and development expenses were $24.6 million in the three months ended October 31, 2020, compared to $16.5 million in the three months ended October 31, 2019, an increase of $8.2 million, or 50%. The increase was primarily due to an increase in salaries and bonuses, and benefits costs related to an increase in headcount of $5.7 million, including an increase in stock-based compensation of $2.4 million, an increase in hosting and consulting costs of $0.7 million and a decrease in capitalized software development costs of $0.6 million.

Research and development expenses were $73.0 million in the nine months ended October 31, 2020, compared to $48.0 million in the nine months ended October 31, 2019, an increase of $25.0 million, or 52%. The increase was primarily due to an increase in salaries and bonuses, and benefits costs related to an increase in headcount of $17.1 million, including an increase in stock-based compensation of $6.1 million, and an increase in hosting and consulting costs of $3.4 million, partially offset by an increase in capitalized software development costs of $0.8 million.

Sales and Marketing

Sales and marketing expenses were $73.9 million in the three months ended October 31, 2020, compared to $60.6 million in the three months ended October 31, 2019, an increase of $13.2 million, or 22%. The increase was primarily due to an increase in salaries and bonuses, and benefits costs related to an increase in headcount of $13.6 million, including an increase in stock-based compensation of $3.6 million and an increase in commission expenses of $2.6 million, partially offset by a reduction of $3.2 million of discretionary spend such as marketing events and travel related expenses due to the COVID-19 pandemic.

Sales and marketing expenses were $218.5 million in the nine months ended October 31, 2020, compared to $180.9 million in the nine months ended October 31, 2019, an increase of $37.6 million, or 22%. The increase was primarily due to an increase in salaries and bonuses, and benefits costs related to an increase in headcount of $42.1 million, including an increase in stock-based compensation of $10.1 million and an increase in commission expenses of $8.3 million, partially offset by a reduction of $10.7 million of discretionary spend such as marketing events and travel related expenses due to the COVID-19 pandemic.

General and Administrative

General and administrative expenses were $22.9 million in the three months ended October 31, 2020, compared to $22.3 million in the three months ended October 31, 2019, an increase of $0.5 million, or 2%. The increase was primarily due to an increase in salaries and bonuses, and benefits costs of $1.3 million, including stock-based compensation, partially offset by a decrease in workplace and recruiting expenses of $0.8 million.

General and administrative expenses were $66.5 million in the nine months ended October 31, 2020, compared to $65.2 million in the nine months ended October 31, 2019, an increase of $1.4 million, or 2%. The increase was primarily due to an increase in salaries and bonuses, and benefits costs related to an increase in headcount of $3.6 million, including stock-based compensation and an increase in allowance for credit losses of $0.9 million primarily stemming from the COVID-19 pandemic, partially offset by decreases in workplace and recruiting expenses of $1.7 million, and other general expenses.

Other Income (Expense), Net

	Three Months Ended October 31,			Nine Months Ended October 31,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentage data)
Interest income (expense), net	$(208)	$1,180	(118)%	$119	$3,770	(97)%
Other income (expense), net	(291)	(2,398)	(88)	3,385	(2,096)	(261)

Interest Income (expense), net

Interest income (expense), net decreased by $1.4 million in the three months ended October 31, 2020. Interest income (expense), net decreased by $3.7 million in the nine months ended October 31, 2020. The decrease in interest income (expense), net was primarily due to lower interest income from our cash and cash equivalents as a result of lower interest rates in the three and nine months ended October 31, 2020 compared to the three and nine months ended October 31, 2019, respectively.

Other Income (Expense), net

Other income (expense), net was a loss of $0.3 million in the three months ended October 31, 2020, compared to a loss of $2.4 million in the three months ended October 31, 2019, a decrease in expense of $2.1 million, or 88%. Other income (expense), net was a gain of $3.4 million in the nine months ended October 31, 2020, compared to a loss of $2.1 million in the nine months ended October 31, 2019, an increase in income of $5.5 million, or 261%. The change was primarily due to currency fluctuations and the related remeasurements during the periods.

Provision for Income Taxes

	Three Months Ended October 31,			Nine Months Ended October 31,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, except percentage data)
Provision for income taxes	$(420)	$(959)	(56)%	$(3,114)	$(3,368)	(8)%

The provision for income taxes was $0.4 million in the three months ended October 31, 2020, compared to $1.0 million in the three months ended October 31, 2019, a decrease of, $0.6 million or 56%. The decrease in provision for income taxes was primarily due to a decrease in income generated from intercompany cost-plus arrangements in certain European and Asian countries.

The provision for income taxes was $3.1 million in the nine months ended October 31, 2020, compared to $3.4 million in the nine months ended October 31, 2019, a decrease of $0.3 million, or 8%. The decrease in provision for income taxes was primarily due to a decrease in income generated from intercompany cost-plus arrangements in certain European and Asian countries, partially offset by discrete tax expenses relating to gains from intercompany transactions.

Liquidity and Capital Resources

As of October 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $296.8 million, which were held for working capital purposes and strategic initiatives. Our cash equivalents are comprised primarily of money market funds and bank deposits.

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

Loan and Credit Facility Agreements

In April 2020, we entered into the Third Amendment to Credit Agreement and First Amendment to Collateral Agreement with Wells Fargo as administrative agent and a lender (the “Third Amendment”). Among other things, the Third Amendment further amends the Credit Agreement entered into with Wells Fargo in April 2018, as amended in September 2018 and October 2019 (the “Credit Agreement”) in order to (1) increase the aggregate revolving credit commitment amount by $20.0 million, so that we may borrow up to $60.0 million under a secured revolving credit facility, subject to the terms of the Credit Agreement including the accounts receivable borrowing base, for general corporate purposes, and (2) extend the maturity date of the revolving credit facility until April 23, 2022. Also, pursuant to the Third Amendment, any loans drawn on the credit facility will incur interest at a rate equal to the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 23, 2022. As of October 31, 2020 and January 31, 2020, we had not drawn down any amounts under this agreement.

As part of the Credit Agreement, we granted Wells Fargo a first priority lien in our accounts receivable, all of the issued shares of capital stock and equity interests in certain of our subsidiaries, and other corporate assets and agreed not to pledge our intellectual property to other parties. The Credit Agreement, as amended by the Third Amendment, includes affirmative and negative covenants, including financial covenants requiring the maintenance of: (1) minimum tangible net worth (defined as assets, excluding intangible assets, less liabilities) as of the last day of any fiscal quarter of not less than $150.0 million for any fiscal quarter ending on or prior to January 31, 2021 and $125.0 million for any fiscal quarter ending thereafter, and (2) minimum billings for the most recent twelve months ending as of the last day of any fiscal quarter of not less than $350.0 million. As of October 31, 2020, we were in compliance with the financial covenants.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2020	2019
	(In thousands)
Net cash used in operating activities	$(14,935)	$(12,834)
Net cash used in investing activities	(12,909)	(39,668)
Net cash provided by financing activities	15,896	35,699

Operating Activities

Net cash used in operating activities of $14.9 million for the nine months ended October 31, 2020, was primarily due to a net loss of $111.9 million and non-cash foreign currency remeasurement gains of $3.2 million, partially offset by non-cash charges for stock-based compensation of $74.4 million, amortization of deferred commissions of $24.4 million, depreciation and amortization of $18.9 million, amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $7.6 million, and other non-cash items of $2.6 million. Changes in working capital were unfavorable to cash flows from operations by $27.9 million primarily due to an increase in deferred commissions of $43.4 million related to commissions capitalized on our sales, an increase in accounts receivable of $22.0 million primarily due to increased customer billings, and net payments for operating lease liabilities of $6.9 million, and, partially offset by an increase in deferred revenue balance of $26.8 million due to increased customer billings, an increase in accounts payable and accrued expenses of $10.3 million due to timing of payments, and an increase in other noncurrent liabilities of $7.5 million.

Net cash used in operating activities of $12.8 million for the nine months ended October 31, 2019 was primarily due to a net loss of $112.5 million, partially offset by non-cash charges for stock-based compensation of $57.3 million, depreciation and amortization of $14.4 million, amortization of deferred commissions of $14.1 million, and amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $7.8 million. Changes in working capital were favorable to cash flows from operations by $4.7 million primarily due to an increase in deferred revenue balance of $39.4 million due to increases in sales, an increase in accounts payable and accrued expenses of $16.0 million due to our growth and the timing of payments, a decrease in prepaid expenses and other current assets of $1.8 million, partially offset by an increase in deferred commissions of $36.1 million related to increases in our sales, payments for operating lease liabilities of $7.6 million, an increase in accounts receivable of $5.3 million due to increased customer billings, a decrease in other noncurrent liabilities of $3.3 million, and an increase in other noncurrent assets of $0.2 million.

Investing Activities

Net cash used in investing activities for the nine months ended October 31, 2020 of $12.9 million was related to the capitalization of internal-use software of $7.7 million as we expanded our platform and increased our development efforts, and purchases of property and equipment of $5.2 million related to our growth.

Net cash used in investing activities for the nine months ended October 31, 2019 of $39.7 million was related to the net cash payment of $29.2 million for our acquisition of Mintigo, the capitalization of internal-use software of $8.0 million as we expanded the platform and increased our development efforts, and purchases of property and equipment of $2.5 million related to our growth.

Financing Activities

Net cash provided by financing activities for the nine months ended October 31, 2020 of $15.9 million consisted primarily of $12.6 million in proceeds from the exercise of stock options and $9.5 million in proceeds from employee stock purchase plan, partially offset by $6.2 million principal payment on finance lease obligations.

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

Commitments and Contractual Obligations

Except as discussed in Note 10 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, there were no material changes outside of the ordinary course of business in our contractual obligations and commitments during the nine months ended October 31, 2020 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed with the SEC on March 30, 2020.

Off-Balance Sheet Arrangements

Through October 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

During the nine months ended October 31, 2020, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2020 filed with the SEC on March 30, 2020.

Recent Accounting Pronouncements

See “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Swedish Krona and Singapore Dollar. Fluctuations in foreign currency exchange rates, including those resulting from COVID-19 pandemic, may cause variability in our results of operations. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for the nine months ended October 31, 2020 and 2019.

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of October 31, 2020, we had cash and cash equivalents of $296.8 million, which consisted primarily of money market funds and bank deposits. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. A hypothetical 10% change in interest rates would not have had a material impact on our operating results for the nine months ended October 31, 2020 and 2019.

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

As discussed in Note 10 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, on August 24, 2020, a purported stockholder of the Company filed a putative securities class action complaint against the Company and certain of its officers alleging violations of the Securities Exchange Act of 1934, as amended. Refer to Note 10 for further details.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks facing our business. You should consider the risks in this summary together with the detailed discussion of risks that immediately follows this summary in this section titled “Risk Factors,” as well as the other information in this Quarterly Report on Form 10-Q.

•

The ongoing COVID-19 pandemic, and resulting global economic downturn, has impacted how we, our customers, and our partners are operating, and could result in a material adverse effect on our business, financial condition, operating results and cash flows.

•

We have a limited history of operating at our current scale and under our current strategy, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.

•	Our recent revenue growth rates may not be indicative of our future growth.
•	We have a history of net losses, we anticipate increasing our operating expenses in the future, and we do not expect to be profitable for the near future.
•	Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
•

We have experienced rapid growth and expect to continue to invest in our growth in the future. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or adequately address competitive challenges and our business, financial condition and results of operations may be adversely affected.

•

Because we derive substantially all of our revenue from a single software platform, failure of Connected Planning solutions and digital transformation in general and our platform in particular to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition, and growth prospects.

•	If we are unable to attract new customers, both domestically and internationally, the growth of our revenue will be adversely affected and our business may be harmed.
•

Our business depends substantially on our customers renewing their subscriptions and expanding their use of our platform. If our customers do not renew their subscriptions, if they renew on less favorable terms, or if they fail to add more users in more functional areas or upgrade to a higher level of functionality on our platform, our business and operating results will be adversely affected.

•	Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our service.
•	Our growth depends in part on the success of our strategic relationships with third parties and their continued performance.
•

The success of our business depends upon training our customers to effectively utilize our platform to unlock its full potential. Our failure to effectively educate, train and provide continuing guidance and support to our customers may adversely affect the results of operations, financial condition and growth prospects.

•

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

•	If we fail to continue to enhance our platform, satisfy the cloud infrastructure priorities of our clients or adapt to rapid technological change, our ability to remain competitive could be impaired.
•

If we experience a security incident affecting our platform or internal networks, systems or data, or are perceived to have experienced such a security incident, our platform may be perceived as not being secure, our reputation may be harmed, customers may reduce the use of or stop using our platform, we may incur significant liabilities, and our business could be materially adversely affected.

•	Real or perceived errors, failures, bugs, service outages, or disruptions in our platform could adversely affect our reputation and harm our business.
•

We depend on the experience and expertise of our senior management team and certain key employees, and our inability to retain these executive officers and key employees or recruit them in a timely manner, could harm our business, operating results, and financial condition.

•	The markets in which we participate are intensely competitive, and if we do not compete effectively, our business and operating results could be adversely affected.

Because we collect, process and store personal information and furthermore, because our platform could be used by customers to do the same, evolving domestic and international privacy and security laws, regulations and other obligations could result in additional costs and liabilities to us or inhibit sales of our platform. If we are unable to adequately address these and other risks we face, our business, financial condition, operating results, and prospects may be adversely affected.

Operational Risks

The ongoing COVID-19 pandemic, and resulting global economic downturn, has impacted how we, our customers, and our partners are operating, and could result in a material adverse effect on our business, financial condition, operating results and cash flows.

The COVID-19 pandemic continues to persist. The ongoing pandemic, and measures taken to control its spread such as travel restrictions, shelter-in-place orders, and business shutdowns, have affected all of the regions in which we conduct business, have adversely impacted global economic activity and have contributed to volatility in and negative pressure on financial markets. The duration and severity of the COVID-19 pandemic and the degree of its impact on our business remains uncertain and difficult to predict.

As the COVID-19 pandemic evolves, we have continued to operate in a modified manner employing precautionary measures designed to protect the health of our employees while enabling us to support our customers and partners.  Among other modifications, we required our employees to work remotely, instituted business-related travel restrictions, and virtualized, postponed or cancelled our sales and marketing, employee or industry events. The remote work measures that we implemented have generally allowed us to provide uninterrupted service to our customers, but have also introduced additional operational risks, including cybersecurity risks, and have affected the way we conduct our sales, research and development, testing, customer support, and other activities. While we have not observed significant impacts to the productivity of our workforce, we continue to have a limited history of remote working and the long-term impact on, and the resulting types of continuing investments necessary for, our employee base is uncertain. These modifications may result in inefficiencies, delays and additional costs in our sales and marketing, professional services and research and development efforts, which could have an adverse effect on our operations. Our remote work measures may not be sufficient to mitigate the risks posed by the COVID-19 pandemic, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. In addition, work-from-home and related business practice modifications present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and as we make additional adjustments in the eventual transition from it. We may not be able to fully mitigate the impact of these disruptions which cannot be predicted or quantified at this time and which could negatively impact our business.

If the COVID-19 pandemic worsens or is prolonged, especially in regions where we have material operations or sales, our business operations in affected areas, including sales-related and customer support activities, could be adversely affected by continued or additional business closures, travel restrictions impacting employees and partners, and other precautionary measures. We may also experience a negative impact on our business if COVID-19 related governmental restrictions, or the easing or tightening of those restrictions, occurs at different rates in the markets in which we, our customers, or our partners operate, and as a result of the disparate restrictions we are unable to meet customer expectations. Even in regions where governmental restrictions related to the COVID-19 pandemic are eased, we may continue to face challenges as our employees return to our offices, including managing our office environments in a manner that protects the health and safety of our employees and planning for a potential resurgence of COVID-19, which could negatively impact our business.

The pandemic is also having an adverse impact on many of our customers, prospective customers and partners for an indefinite period of time, which could result in reduced consumer demand and willingness to enter into or renew contracts with us, and ultimately could have a material adverse effect on our financial results.

Furthermore, the COVID-19 pandemic has increased the likelihood of an extended global economic downturn. We are seeing our customers and prospective customers deferring or delaying buying decisions and project implementations, prolonged sales cycles, and an increase in requests for extended payment terms due to uncertain economic conditions including those caused by the COVID-19 pandemic. In addition, we anticipate that these macroeconomic factors have and could continue to result in decreased business spending by our customers and prospective customers, reduced demand for our solutions, longer sales cycles, lower renewal rates by our customers and increased competition, all of which could result in a material adverse impact on our business operations and financial condition even after the COVID-19 pandemic is contained and the shelter-in-place orders are lifted. If our customers are unable or unwilling to pay for their subscriptions to our platform, we may be adversely affected by an inability to collect amounts due, the cost of enforcing the terms of our contracts, including litigation, or a reduction in revenue. Further, if we experience a decrease in demand in a given period it could negatively affect our revenue in future periods, particularly if experienced on a sustained basis, because a substantial proportion of revenue related to our platform is recognized over time. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and a protracted economic downturn may limit the effectiveness of our mitigation efforts.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including “Our recent growth rates may not be indicative of our future growth”, “Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business” and “Uncertain global economic and market conditions may negatively impact our business, results of operations and cash flows”. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business.

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

We have incurred significant losses in each period since inception, including net losses of $149.2 million, $131.0 million, $47.6 million and $111.9 million, respectively, in fiscal 2020, 2019, 2018, and for the nine months ended October 31, 2020. We had an accumulated deficit of $604.9 million at October 31, 2020. Our losses and accumulated deficit reflect the substantial investments we have made to acquire new customers and develop our platform. We expect our operating expenses to increase in the foreseeable future as we continue to make investments and implement initiatives designed to grow our business, including:

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

We have experienced rapid growth and expect to continue to invest in our growth in the future. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or adequately address competitive challenges and our business, financial condition and results of operations may be adversely affected.

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

Our ability to increase our customer base, achieve broader market acceptance of our platform, grow our revenue, and achieve and sustain profitability will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. Our sales and marketing expenses represent a significant percentage of our revenue, and our operating results will suffer if our sales and marketing expenditures do not contribute to increasing revenue as we anticipate. The COVID-19 pandemic has changed the way we interact with our customers. We may alter, postpone or cancel planned customer, employee and industry events or shift them to a virtual only format. These and other changes in the ways in which we interact and market to our customers could adversely impact our business if they prove to be less effective than in-person events.

We are substantially dependent on our direct sales force to obtain new customers. Our operating results may also suffer if sales and marketing personnel are unable to maintain the same level of productivity while working remotely during the COVID-19 pandemic. Over the last three years we have increased the size of our direct sales force, and accordingly many of the new members of our sales force have not yet become fully productive. While remote work restrictions remain in place, newly hired direct sales personnel may need additional time to become fully productive as they may face additional hurdles due to remote onboarding and more limited access to customers. We plan to continue to expand our direct sales force both domestically and internationally but we may not be able to recruit and hire a sufficient number of sales personnel to successfully execute our hiring strategy, which may adversely affect our ability to expand our sales capabilities. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Furthermore, hiring sales personnel in new countries can be costly, complex, and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue that we expect to receive from those countries. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training, incentivizing and retaining a sufficient number of qualified direct sales personnel and on such personnel attaining desired productivity levels within a reasonable amount of time. Attrition rates may increase, and we may face integration challenges as we continue to seek to expand our sales force. Moreover, we do not have significant experience as an organization developing and implementing overseas marketing campaigns, and such campaigns may be expensive and difficult to implement. Our business will be harmed if our continuing investment in increasing our sales and marketing capabilities do not generate a significant increase in revenue.

Our growth depends in part on the success of our strategic relationships with third parties and their continued performance.

We have established strategic relationships with global strategic consulting firms, global systems integrators, regional consulting firms, implementation partners, public cloud partners and technology partners. We intend for these parties, as members of our partner ecosystem, to contribute to our growth by, among other things, extending the coverage and enhancing the expertise of our professional services, expanding the reach of our platform, and accelerating the usage and adoption of our platform. Partners can also exercise a significant role in revenue generation, by referring opportunities to us, enhancing the effectiveness of our sales efforts by establishing connections with senior management at prospective customers and/or promoting the use of our platform as a key component of transformation projects that the partner is implementing with their own customers. In order to grow our business, we anticipate that we will need to broaden and deepen our partner ecosystem by continuing to establish and maintain relationships with such third parties. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. If we are not able to successfully operationalize our partnerships, we may not be able to generate growth sufficient to meet our contractual commitments, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow. Our partners may have relationships with our competitors or experience with their products or services and such relationships or experience may result in our partners recommending our competitors’ products or services over ours. Furthermore, our competitors may be effective in providing incentives to our partners to favor their products or services or to prevent or reduce subscriptions to our services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our platform by potential customers. Uncertain economic conditions, including those caused by the COVID-19 pandemic, may have an adverse impact on the business operations of our existing partners and on our ability to attract and retain new partners, which could result in reduced demand generation and ultimately could disrupt our business operations with a material adverse effect on our financial results.

If we are unsuccessful in establishing or maintaining our relationships with third parties, or our partners fail to perform or are unable to perform (including due to the impact of the COVID-19 pandemic), our ability to compete in the marketplace or to grow our revenue could be impaired, we could incur increased operating expenses and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer adoption or usage of our platform or increased revenue.

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

The industry in which we compete is characterized by rapid technological change, frequent introductions of new products, and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend in significant part on our ability to anticipate industry standards and trends and continue to enhance our platform, introduce new functionality, including in predictive analytics and machine learning, update and expand our infrastructure on a timely basis to broaden the appeal of our platform to potential new customers, provide an intuitive and user-friendly interface, incorporate robust security features that address existing and developing threats, increase the opportunities for further expanding the use of our platform by existing customers, and keep pace with technological developments. The success of any enhancement, new functionality, or infrastructure development depends on several factors, including timely completion and market acceptance. Any new enhancement, functionality, or infrastructure development might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implements new technologies before we are able to implement them or if our competitors are able to respond more quickly and effectively to new or changing opportunities, those competitors may be able to provide more effective products than ours at lower prices.

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

A key element of our strategy is to invest significantly in our research and development efforts to enhance the features, functionality, performance, and ease of use of our platform to address additional applications and use cases that will broaden the appeal of our platform and facilitate the broad use of our platform across the largest enterprise customers. If we do not spend our research and development budget efficiently or effectively on compelling enhancements, innovations and technologies such as public cloud functionality, predictive analytics and machine learning or deploy our human resources appropriately in support of such research and development efforts, our business may be harmed and we may not realize the expected benefits of our strategy. Our ability to conduct research and development activities as planned may also be negatively impacted by our remote work environment adopted as a result of the COVID-19 pandemic. Moreover, research and development projects can be technically challenging and expensive. As a result of the nature of research and development cycles, there will be delays between the time we incur expenses associated with research and development activities and the time we are able to offer compelling enhancements to our platform and generate revenue, if any, from those activities. Additionally, anticipated customer demand for a platform enhancement we are developing could decrease after the development cycle has commenced. If we expend a significant amount of resources on research and development efforts that do not lead to the successful introduction of functionality or platform improvements that are competitive in our current or future markets our business and results of operations will suffer.

If we experience a security incident affecting our platform or internal networks, systems or data, or are perceived to have experienced such a security incident, our platform may be perceived as not being secure, our reputation may be harmed, customers may reduce the use of or stop using our platform, we may incur significant liabilities, and our business could be materially adversely affected.

Security incidents have become more prevalent across industries and may occur on our platform or internal systems or the systems of our third-party service providers. These security incidents may be caused by or result in, but are not limited to, security breaches, loss, modification or disclosure of sensitive information, computer malware or malicious software, computer hacking, denial or degradation of service attacks, security system control failures in our own systems or from vendors we use, email phishing, software vulnerabilities, social engineering, and sabotage. Such security incidents, whether intentional or otherwise, may result from actions of hackers, criminals, nation states, vendors, employees, customers, or others. The techniques used to effect unauthorized penetration of computer systems are constantly evolving and have been increasing in sophistication. Further, we face additional cybersecurity risks related to our employees working remotely as a result of the COVID-19 pandemic. While we have security measures in place that are designed to protect customer and other sensitive information and the integrity of our information technology systems and prevent data loss and other security breaches, our security measures or those of our third party service providers may not be sufficiently broad in scope to protect all relevant information, may not function as planned, or could be breached as a result of third-party action, employee or vendor error, malfeasance, or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient control measures to defend against these techniques. Further, once a security incident is identified, we may be unable to remediate or otherwise respond to such incident in a timely manner. Our users may also disclose or lose control of their passwords, or use the same or similar passwords on third parties’ systems, which could lead to unauthorized access to their accounts on our platform.

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

Once our platform is implemented, our customers depend on our support organization to resolve technical issues or perceived technical issues relating to the platform. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Our ability to provide support services may also be negatively impacted by our remote work environment adopted as a result of the COVID-19 pandemic. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell subscriptions to our platform to existing and prospective customers and our business, operating results, and financial position.

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

Our ability to increase revenue and achieve profitability depends, in large part, on widespread acceptance of our platform by enterprise customers who tend to make larger purchases of our products. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. Further, we have experienced and we expect to experience prolonged sales cycles as a result of uncertain economic conditions including those caused by the COVID-19 pandemic. As a result of the variability and length of the sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete sales could harm our business and financial results, and could cause our financial results to vary significantly from period to period. Our sales cycle varies widely, reflecting differences in potential customers’ decision-making processes, procurement requirements, and budget cycles, and is subject to significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and priorities;
•	the timing of customers’ budget cycles;
•	the need by some customers for lengthy evaluations;
•	announcements of new products, features, or functionality by us or our competitors;
•	external factors such as economic uncertainty (including due to the COVID-19 pandemic); and
•	the length and timing of customers’ approval processes and disruptions to their approval process arising from disruptions in operations due to the COVID-19 pandemic.

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

Our success depends largely upon the continued services of our key executive officers and certain key employees. We rely on our executive officers and key employees in the areas of business strategy, research and development, marketing, sales, services, and general and administrative functions. The departure of an executive officer or key employee, or a prolonged period without an executive officer over a particular function, may subject us to various adverse effects, including loss of institutional knowledge, experience and skills, loss of employee focus and less effective execution, reduction in employee morale and negative press coverage. We have in the past experienced, and from time to time in the future we may experience, changes in our executive management team or key employees resulting from the hiring or departure of executives or key employees, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Conversely, we may terminate the employment of the senior management team and certain key employees, which may subject us to costly and time-consuming negotiations over severance, litigation and employment claims. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

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

Our corporate culture is intended to promote an entrepreneurial mindset and devotion to certain values, including openness, authenticity, inclusivity, creativity and tenacity. Furthermore, our culture encourages our employees to maintain a customer-first mentality and to perform their responsibilities with speed, innovation and a sense of ownership. Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the core principles and values that have fueled our growth. We believe that our culture has been and will continue to be a key contributor to our success. In order to maintain our growth trajectory, we will need to continue to hire as we expand, especially engineering, research and development and sales personnel. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the entrepreneurial spirit, innovation, creativity, and other qualities we believe we need to support our growth. As we hire new employees, we may not be able to effectively integrate new hires in our fast-paced culture. Our efforts to increase our headcount and maintain our growth may result in a change to our corporate culture, which could harm our business and results of operations.

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

Industry Risks

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

Many of our competitors have longer operating histories and greater name recognition than we do, and are able to devote greater resources to the development, promotion, and sale of their products and services than we can. As a result, our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, operational requirements and industry standards, as well as to new challenges such as those resulting from the COVID-

19 pandemic. Furthermore, our current or potential competitors may acquire or be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition, and the resulting change in the competitive landscape could adversely affect our ability to compete effectively. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and major distribution agreements with consultants, systems integrators, and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our competitors are successful in bringing their products or services to market earlier than ours or if their products or services are more technologically capable than ours, then our revenue could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results would be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.

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

Legal and Compliance Risks

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

Financial and Credit Risks

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

General Risk Factors

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

Natural disasters, catastrophic events, and other events beyond our control may cause damage or disruption to our business. As an example, our corporate headquarters are located in San Francisco, California and the west coast of the United States contains active earthquake zones. An earthquake affecting our headquarters may result in disruption to our business and operations. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities and such infrastructure and systems may also be affected by natural disasters or other catastrophic events. For example, our data centers are critical infrastructure located in the United States, the Netherlands, and Germany, including in areas with active earthquake zones. From time to time, global pandemics may result from outbreak of diseases such as the MERS, SARS, avian flu and COVID-19, which may result in a material adverse impact on our or our customers’ and partners’ business operations including reduction or suspension of operations in the U.S. or certain parts of the world. We serve a wide range of customers with international operations in varying industries including manufacturing. Depending upon the continuity and severity of pandemics such as the COVID-19 pandemic, our customers and partners may suspend or delay their engagement with us, or our partners may have difficulty engaging with customers and delivering the services we typically expect them to provide, which could result in a material adverse effect on our financial condition. Although we maintain disaster and crisis recovery plans, in the event of an earthquake, hurricane, flood, natural disaster or catastrophic event such as fire, power loss, telecommunications failure, breach of security protocols, global pandemics like the COVID-19 pandemic, cyber-attack, war, or terrorist attack, such plans may prove to be inadequate and we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could have an adverse effect on our business, operating results, and financial condition. Furthermore, in the event of a catastrophic event or other crisis, our insurance coverage may not adequately compensate us for any losses that we may incur.

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

ANAPLAN, INC.

	By:	/s/ David H. Morton, Jr.
Date: December 3, 2020		David H. Morton, Jr.
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)