Form 10-K
period 2021-01-31
Anaplan, Inc.
filed 2021-03-12
CIK 1540755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 31, 2020, based on the closing price of the shares of common stock on the New York Stock Exchange on July 31, 2020, was $6.04 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2021, the number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding was 143.7 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended January 31, 2021.

CAUTIONARY note regarding FORWARD-lOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this report are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” or the negative version of these words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include these identifying words. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements contained in this report include, but are not limited to, statements about:

•

the impact of the ongoing COVID-19 pandemic, related public health measures and any associated economic downturn on our business, operating results and financial condition and the businesses of our customers, prospective customers and partners;

•	our anticipated responses to, or actions arising out of, the COVID-19 pandemic;
•

our future performance, including our revenue, costs of revenue, gross profit or gross margin, operating expenses, remaining performance obligations, deferred revenue, dollar-based net expansion rate and billings;

•	the demand for and benefits from the use of our platform and solutions;
•	our growth strategy and ability to compete;
•	our ability to sell our platform to new customers;
•	our ability to retain, drive user adoption rates and expand use of our platform by our existing customers;
•	our ability to develop and maintain a pipeline of qualified and trained users of our platform for utilization with our customers and partners;
•	the sufficiency of our cash and cash equivalents to meet our projected operating requirements;
•	our ability to maintain the security of our platform, networks and systems and protect the data of our customers;
•	our ability to maintain the availability and functionality of our platform;
•	the development of our platform on the infrastructure of third-party public cloud partners;
•	our ability to achieve widespread market acceptance of our platform;

•	the provision of professional services by our partners, including the breadth and volume of such services;
•	our ability to successfully expand in our existing markets and into new markets;
•	our ability to effectively manage our growth and future expenses;
•	our ability to broaden and deepen our partner ecosystem and successfully operationalize our partnerships;
•	the utilization of our partner ecosystem to help drive growth;
•	our estimated total addressable market;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to enhance our platform, adapt to technological change and satisfy the cloud infrastructure priorities of our customers;
•	our ability to comply with laws, regulations and accounting rules applying to our business, including privacy regulations such as the General Data Protection Regulation;
•	anticipated income tax rates, tax estimates and tax standards;
•	the recruitment, hiring, training and retention of qualified employees and key personnel including direct sales, research and development and engineering personnel;
•	the rate of expansion and productivity of our sales force;
•	our anticipated investments in sales and marketing, research and development and other company functions;
•	our ability to grow our international business and manage the risks inherent in global operations;
•	our ability to realize anticipated benefits from strategic transactions in a timely manner;
•	changes in the competitive environment in our industry and the markets in which we operate;
•	our ability to manage changes in foreign currency exchange rates and effectively hedge our foreign currency exposure;
•	our ability to secure financing on favorable terms, or at all, to satisfy future capital needs; and
•	our ability to successfully defend litigation brought against us.

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

PART I

item 1. business

Overview

Anaplan is a cloud-native enterprise SaaS company and a market leader in Connected Planning, empowering global enterprises to orchestrate transformative business performance. Leaders across industries rely on the Anaplan platform—powered by our proprietary Hyperblock® technology—to connect teams, systems, and insights from across their organizations to continuously adapt to change, transform how they operate, and reinvent value creation. The Anaplan platform enables businesses to be more agile, make better decisions and to plan and execute their ongoing digital transformation to compete in today’s digital economy.

Our cloud platform empowers enterprises to orchestrate complex scenario planning and conduct continuous forecasting to systematically identify possibilities, seize opportunities, and reduce risk. Users of our platform can view and assess the impact of assumptions on plans and key performance indicators in real time and across multiple business dimensions. Powered by our proprietary Hyperblock® technology, our platform’s in-memory data storage and calculation capabilities deliver calculations on a massive amount of data in real time and provide a single source of information for planning, ensuring the consistency, quality, and integrity of the data utilized. Our platform also allows customers to leverage intelligent forecasting capabilities backed by machine learning to understand future market drivers, analyze the impact of hypothetical planning scenarios, and quickly pinpoint accurate forecasts. Customers can harness actionable intelligence from these predictive tools that may help them achieve a competitive advantage. Our platform’s multi-dimensional modeling features enable our customers to plan with large data sets that integrate internal historical data with external market-driven data to derive finely tuned forecasts. These modeling capabilities provide the flexibility our customers need to plan at enterprise scale and improve decision-making across their enterprises with any number of users. Our platform puts the power of planning directly in the hands of its users with agile collaboration tools, and a highly responsive and secure user experience that spans across devices, personalized views and reporting. The dynamic structure of our platform allows enterprises to break down traditional silos across the planning processes in ways that can improve decision-making and generate transformative business value.

We put the success of our customers at the center of our culture, strategy, and investments. As a leader in Connected Planning that enables digital transformation initiatives, we have deep domain expertise and have developed a robust Connected Planning ecosystem to enable our customers to more effectively unlock the potential of our platform. Our Connected Planning ecosystem includes skilled Anaplan users and dedicated professionals from Certified Model Builders and Solution Architects to Certified Master Anaplanners, spread throughout both our customer and partner communities. This ecosystem continues to grow organically as demand for our platform grows and our customers and partners encourage their users to enhance their Anaplan expertise. By aligning our thought leadership, Connected Planning ecosystem, worldwide development and delivery capabilities, and local sales and service resources, our Customer First strategy drives exceptional value throughout our customers’ Connected Planning and digital transformation journeys. We view our Customer First strategy as core to capturing our Connected Planning vision and driving continued expansion in the use of our platform.

Our customers often initially adopt our platform within a specific business function for one or more planning use cases, but also because our platform has the potential to be used as an enterprise-wide integrated planning and forecasting tool and as part of a broader digital transformation initiative. We use a “land and expand” sales strategy to capitalize on this potential. Once customers see the benefits of our platform for their initial use cases, they often increase the number of users, add new use cases, and expand to additional lines of business, divisions, and geographies. We call this the Honeycomb™ effect. This expansion often generates a natural network effect in which the value of our platform to customers increases as more use cases are adopted, more users are connected, and greater amounts of data are incorporated in our platform.

As of January 31, 2021, over 1,600 customers were using our platform. The success of our “land and expand” strategy is validated by the expansion we have experienced in the use of our platform by our largest customers and by our dollar-based net expansion rates. Our top 25 customers by average annual recurring revenue as of January 31, 2021, had average annual recurring revenue of approximately $4.2 million, compared to the average annual recurring revenue represented by their initial purchase of approximately $0.4 million. In addition, our annual dollar-based net expansion rate for Anaplan was 114%, 122% and 123% at the end of fiscal 2021, 2020, and 2019, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of how we calculate our dollar-based net expansion rate. The number of customers with greater than $250,000 of annual recurring revenue was 453, 353, and 248 as of the end of fiscal 2021, 2020, and 2019, respectively. We monitor this metric, and believe it is a useful tool to investors, as an indicator of the scale of customer adoption and expansion of our platform. While achieving and maintaining incremental sales to existing customers requires increasingly sophisticated and costly sales efforts, we believe the introduction of new solutions, features and functionality to our platform, and customers realizing benefits through their initial adoption of our platform, means we have significant opportunities to further expand the use of our platform by our existing customers as well as to attract additional customers.

We have a robust partner ecosystem that includes strategic consulting, systems integration, and technology firms. Our strategic consulting and systems integration partners are an essential part of our go-to-market strategy. These partners promote our platform as their clients examine how to plan more effectively or seek digital transformation through organizational change or improved business processes. They also help us scale our sales and implementation delivery capacity globally by leveraging their trained staff, and provide a broad range of expertise to our clients and deep subject-matter expertise in the implementation of specific use cases. We also work closely with our technology partners to extend our technology platform leadership, execute on our ambitious technology roadmap, and go-to-market jointly with these technology partners. We develop solutions with our technology partners that expand the intelligence, scale, and extensibility of our platform and accelerate customer adoption, expansion and lifetime value. We continue to focus on building depth in our partner ecosystem and expanding the breadth and depth of resources within our partners.

For financial information regarding our business, see “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and our consolidated audited financial statements and related notes included elsewhere in this Annual Report.

Our Platform

Our cloud platform is flexible, scalable, and collaborative. It is designed to address the end-to-end Connected Planning needs of all organizations and to enable them to plan and execute digital transformations. Our platform has the power and functionality to address the most complex planning challenges of the largest global enterprises. Our customers use our platform to improve their businesses by making better and faster decisions and transform their businesses by enabling new technology and process changes. Our platform allows our customers to rapidly achieve productivity gains and cost savings, which can result in high returns on investment. Key aspects of our platform include:

•

Planning and Modeling.    Our platform empowers customers to quickly and easily build models to address the most complex business challenges. Powered by our proprietary Hyperblock® technology, our platform’s innovative in-memory architecture delivers ultra-fast calculations on a massive amount of data. It allows customers to rapidly run alternative scenarios to understand the impact of changes in business assumptions on plans and key performance indicators in real time. Our in-memory data storage capabilities provide a single source of information for planning, ensuring the consistency, quality, and integrity of the data utilized. With Anaplan HyperModelTM, our customers can further expand upon our powerful multi-dimensional modeling capabilities, and are able to plan at a greater set of dimensions, forecast further into the future, and incorporate larger volumes of meaningful data. These functionalities allow users to view and assess the impact of assumptions on plans and key performance indicators in real time and across multiple business dimensions.

•

Intelligence.    Our platform leverages advanced predictive analytics capabilities, including Anaplan PlanIQ™ which delivers artificial intelligence (“AI”) and machine learning (“ML”)-based forecasting to help business users optimize their plans. PlanIQ is a user-friendly offering that can absorb a wide array of data, make an intelligent prediction, and help users quickly select the best course of action, which may provide our customers with a competitive advantage. Our platform also offers a user interface-driven linear programming optimization engine that quickly analyzes billions of possible outcomes and makes a recommendation of the best path forward. In addition, Anaplan Predictive Insights helps predict the intent of buyers of our customers by analyzing internal data along with AI and ML classifications of external data.

•

User Experience.    Our platform puts the power of planning directly in the hands of its users with agile collaboration tools and a highly responsive and secure user experience that spans across devices, personalized views and reporting. Customers can rapidly build and easily modify and manage sophisticated models to address their specific needs without coding, resulting in a more rapid return on their time and investment with a seamless and personalized experience across devices. Customers can connect people, data, and plans to collaborate across the organization in real time without transferring data between point solutions and spreadsheets. The user experience has built-in collaboration capabilities, such as sharing, commenting, and notify actions, and notifications that users can leverage across any device to speed decision-making. Our modern user interface includes highly customized views and reports that facilitate personalized experiences for every user of the platform. As a result, our platform is designed to deliver integrated business planning and a collaborative, intuitive, and engaging user experience at strategic and operational levels across all lines of business.

•

Enterprise Scale.    Our platform is designed for planning at enterprise scale. It allows our customers to connect stakeholders across their enterprise leading to enhanced visibility and improved decision-making. The modular nature of our platform lets decision-makers in different business units model their unique organizational structure, but also allows our customers to connect these models to compare and connect planning across business units and to enable executives to plan across their entire organization. Our platform also includes enterprise-grade governance tools, including application lifecycle management capabilities, that enable customers to effectively manage the development, testing, deployment, and ongoing maintenance of models without disrupting the production environment. These tools also allow administrators to view changes between versions of an application and separately designate ownership of production of an application from the development of the application. In addition, a detailed logging capability provides administrators with full visibility into how and when models are being accessed and by whom, ensuring operational integrity.
•

Extensibility.    Our platform enables our customers to model and optimize a vast array of processes within their organizations utilizing data from many sources. Our suite of extensible and interoperable capabilities, including Anaplan CloudWorks™, allow our customers to easily integrate our platform with homegrown, cloud, and third-party systems and data. Anaplan CloudWorksTM orchestrates integrations with both internal and external sources with an easy-to-use interface so users can conduct more agile planning with the data they need. Users can use Anaplan CloudWorksTM to configure, manage, schedule, and automate integrations. Our customers can also leverage Transactional APIs to easily interact with model data and properties. Our platform also integrates with the products of leading enterprise software vendors, including our technology partners, with open API standards-based data sharing capabilities. Our platform also enables companies to collaborate with users outside of our platform framework, such as trading partners in a supply chain. Customers can gain actionable intelligence by accessing data from both within and outside of the organization.

•

Security.    Our customers can benefit from the robust security features built into our platform, including data encryption, user access and identity management. Data at rest is stored in a proprietary, non-readable binary format and subject to full-disk AES-256 encryption. We also support TLS 1.2 for protection of encryption in transit. Backups also use AES-256 encryption. A bring your own key, or BYOK, option enables our customers to own and manage their own encryption keys if required for compliance needs. The administration console provides a centralized place to manage, audit, and control users, roles, and access. Our Self-Service SAML provides an easy way for our customers to configure and manage their single sign on capabilities in line with their organization’s specific policies.

Our Solutions

Our customers often initially adopt our platform within a specific business function for one or more planning use cases, but also because our platform has the potential to be used as an enterprise-wide integrated planning and forecasting tool and as part of a broader digital transformation initiative. The dynamic structure of our platform allows our customers to break down traditional silos between enterprise financial and operational planning processes which can improve decision-making across enterprises and deliver new levels of transformative business value. While the use cases for our platform are unbounded, our customers typically use our platform for:

•

Sales.    Managing sales and commercial go-to-market initiatives, including territory and quota planning, incentive compensation, pipeline optimization, sales forecasting, market segmentation, cost of sales, product/customer profitability, and sales capacity planning.

•

Finance.    Managing financial and enterprise performance, including financial and operational budgeting, planning, and forecasting. Other solution areas include revenue planning, expense planning, balance sheet and cash flow forecasting, and long-range planning.

•	Supply Chain. Managing supply chain operations, including demand management, sales and operations planning, integrated business planning, and commercial planning.
•	Workforce. Managing comprehensive human capital plans and strategy, including operational and headcount planning, strategic workforce planning, talent strategy planning and compensation planning.
•

Marketing.    Managing marketing planning and operations, including global budget planning, campaign spend management, and performance management across brands, channels, and customers with internal, vendor and network teams.

Our Growth Strategy

Our goal is to make Anaplan the platform of choice for end-to-end Connected Planning for customers with the most complex planning needs. Key elements of our growth strategy include:

•

Drive New Customer Acquisition.    While we have enjoyed rapid customer growth, we believe we are still in the very early stages of penetrating our addressable market. We strive to make our platform the preferred planning foundation for enterprises seeking digital transformation, which we believe have the largest communities of potential users and face the most complex planning challenges. As companies across the globe are digitizing their business processes and maturing their digital transformation efforts, they are trying to be more efficient in managing their resources and increasingly are finding value in our platform to drive large scale digital transformation of the enterprise planning process. We believe these complex organizations have the greatest potential for expanded use of our platform and have needs that are particularly well addressed by the comprehensive capabilities of our platform. We seek to deliver strategic value to the C-suite with the ability to provide a line-of-sight connecting every function, asset, capacity, risk and resource across the enterprise which creates a dynamic view of financial implications and guides better business outcomes. We utilize our partner ecosystem to provide leverage to our sales team in targeting and selling our platform to enterprise customers.

•

Expand within Existing Customers.    We aim to drive Connected Planning across the entire organization to help our customers benefit from the full value of our platform. Our platform is often initially adopted within a specific line of business, including in finance, sales, supply chain, marketing, human resources, and operations, for one or more planning use cases. Once customers see the benefits of our platform for their initial use cases, they often increase the number of users, add new use cases, and expand to additional lines of business, divisions, and geographies as they continue unlocking the agile enterprise planning and operating model across functional boundaries. This expansion often generates a natural network effect in which the value of our platform increases as more use cases are adopted, more users are connected, and greater amounts of data are incorporated in our platform. We work closely with our customers and strategic partners to drive adoption of our platform by existing users through joint deployments, by improving consistency across deployments, and encouraging usage of our platform by end users during initial adoption of our platform and during expands. The value of the digital transformation capabilities often becomes greater as the use of our platform expands within an organization.

•

Continue to Expand Globally.    We have a significant opportunity to further expand globally and we intend to continue to invest in the use of our platform around the world. We continue to make substantial investments in building our global sales and marketing, service delivery, and customer support capabilities and have a strong and growing presence globally. In fiscal 2021, approximately 46% of our revenue was generated outside of the United States, demonstrating the importance of our global operations. We anticipate that new partnerships will expand the reach of our platform and give us access to new geographies.

•

Broaden and Deepen our Partner Ecosystem.    Our partner ecosystem extends our geographic coverage, accelerates the usage and adoption of our platform, promotes thought leadership, and enables more efficient delivery of service solutions. We continue to augment and deepen our relationships with global and regional partners, including strategic and advisory consulting firms, systems integration, and technology firms. We believe our partners’ scale and route to market can significantly contribute to our ability to penetrate our addressable market, extend our geographic coverage and accelerate the usage and adoption of our platform. We anticipate that new partnerships will help customers accelerate their digital transformation journey through access to expanded infrastructure.

•

Continue to Innovate and Extend our Technology Platform Leadership.    We continue to extend the functionality and breadth of our platform. We have a well-defined technology roadmap to introduce new features and functionality to our platform that we believe will enhance our ability to generate revenue by broadening the appeal of our platform to potential new customers as well as increasing the opportunities for further expanding the use of our platform by existing customers. We work closely with our technology partners, including our new public cloud partners, to execute on our technology roadmap through solutions that leverage our technology and the technologies of our partners. These solutions can allow customers to extend value across our planning platform with other applications used for areas such as customer relationship management, marketing, information technology system management, and business intelligence. We are investing to further enhance the user interface, functionality, interoperability, extensibility, usability and intelligence of our platform, including in artificial intelligence and machine learning to further expand the predictive capabilities of our platform.

Our Customers

As of January 31, 2021, we served over 1,600 customers in 57 countries.

Our customers include leading businesses in diverse industries, including banking, capital markets, consumer products, government agencies, healthcare, insurance, life science, media, professional services, retail, technology, telecom, as well as transportation. No individual customer represented more than 10% of our revenue in fiscal 2021.

Our Human Capital Management

Employees

As a market leader in Connected Planning, Anaplan is building a global connected workforce; adding over 300 employees in fiscal 2021. To realize our potential, we seek employees who are committed to solving challenging problems in a dynamic environment. As of January 31, 2021, we had over 1,900 employees worldwide, including more than 1,000 employees in the United States, and our remaining employees outside of the United States working in 18 different countries.

Anaplan’s Values

At Anaplan, we live our values every day. We believe our values shape our company culture and guide our decisions. Our values are an important part of the employee journey - beginning during the hiring process and continuing during AnaplanGO, our comprehensive onboarding program, and embedded in our various employee development and recognition programs. We believe that how work gets done is as important as what work gets done.

Diversity, Inclusion & Belonging

Anaplan thrives on diversity and inclusion. We believe in an experience in which all individuals are respected and valued, regardless of gender identity or expression, sexual orientation, religion, ethnicity, age, neurodiversity, disability status, citizenship, or any other aspect which makes people unique. We believe that our diverse workforce and inclusive work environment makes Anaplan a more innovative and collaborative company – creating better outcomes for our customers and stakeholders.

Our commitment to building and maintaining a diverse and inclusive workplace starts with our corporate leadership. Anaplan’s Board of Directors is a gender and ethnically diverse group, with members bringing their own unique perspectives to Anaplan. Anaplan’s executive management team, which includes members from different gender and ethnic backgrounds, has championed diversity, inclusion and belonging, fostering an environment where our employees can bring their most creative, engaged and collaborative self to work each day.

Anaplan strives to be an employer of choice for a diverse workforce through our talent attraction, development, and retention efforts. To foster an inclusive environment, we offer unconscious bias training for all employees, as well as expert-led company-wide conversations on diversity, inclusion and belonging. Our employee rewards programs are designed to achieve parity, while benefits programs are designed to be both comprehensive and flexible.

We support a community of employee resource groups (“ERGs”) that bring together employees with shared interests, experiences, or characteristics for discussions, development, and service. These groups include:

•	BEAD (Black Employees of African Descent)
•	WIN (Women’s Interest Network)
•	Anaplan PRIDE (LGBTQ)
•	Neurodiversity Network
•	ASIAPLAN

•	Anaplanable (Accessibility)

Employee Development & Training

We develop employees by providing access to training, tools, and experiences for career progression. Through the Anaplan Academy, we provide employees with the opportunity to build technical and functional skills - including on the Anaplan platform - through on-demand and live courses with experts. We recognize that we need to develop agile and empathetic leaders, so our management training is designed to build leadership skills within our manager community, focused on managing for growth.

Compensation & Benefits

We offer market-competitive compensation and benefits packages designed to attract and retain talented employees. Our compensation program is designed to pay for performance through variable incentive pay and promote ownership through equity awards and participation in our Employee Stock Purchase Plan. Our benefits programs are created to support employees and their families in the moments that matter the most.

COVID-19 Response

In response to the COVID-19 pandemic, Anaplan quickly shifted to a remote work environment, to support the safety of our employees, their respective households and our customers. We offered our employees additional resources, including a remote working stipend, office equipment loans, and reimbursement for phone and internet services to facilitate continued connectivity and productivity. Anaplan created flexible work programs, enabling employees to work a varied or reduced schedule while maintaining benefits. Throughout the ongoing COVID-19 pandemic we have maintained a focus on mental well-being, and offered expanded mental health resources, caregiver resources, wellness days (company-wide paid days off), and Focus Fridays (no meeting days). We have modified our offices in preparation for an eventual reopening of such facilities by adding safety partitions and filtration systems, and instituted new cleaning protocols and other precautions, to help protect the health of our employees when they return to our offices.

Our Go-to-Market and Connected Planning Ecosystem

We sell our platform primarily through our direct sales team targeting customers with complex planning needs. Our customers often initially adopt our platform within a specific business function for one or more planning use cases. Our customers also adopt our platform because it has the potential to be used as an enterprise-wide integrated planning and forecasting tool and as part of a broader digital transformation initiative.

Our robust partner ecosystem serves as an integral part of our go-to-market strategy and an extension of our direct sales force. Our strategic consulting and systems integration partners provide us with a significant source of lead generation and implementation leverage. These partners act as strategic advisors to senior executives in corporate, functional, and process transformation initiatives of organizations. They often promote our platform as their clients examine how to plan more effectively or seek digital transformation through organizational change or improved business processes. We also rely on partners with deep subject-matter expertise in the implementation of specific use cases who can facilitate implementations for our customers. Our partners also help to drive thought leadership in promoting Connected Planning and digital transformation. We continue to focus on building depth in our partner ecosystem and expanding the depth of resources within that system.

Once our customers see the initial value of our platform, we use a “land and expand” sales strategy to encourage our customers to increase the number of users, add new use cases, and expand to additional lines of business, divisions, and geographies. In order to facilitate our “land and expand” sales strategy, we work closely with our customers and partners to drive adoption of our platform amongst the users of our platform. We do this through joint deployments, by improving consistency across deployments and encouraging usage of our platform by end users during initial adoption of our platform and during expands. To accelerate the adoption of our platform, we provide rapid learning models and templatized Connected Planning and performance orchestration solutions on our App Hub marketplace. We intend to continue showcasing innovative solutions and use cases co-created by our partners and Master Anaplanners on the App Hub. To increase model builder engagement and feature usage, we plan to continue to improve how users find, use, share and enjoy personalized training apps and product onboarding content via the App Hub.

Our customers and partners are passionate about our platform. As demand for trained users of our platform continues to grow, so too does our Connected Planning ecosystem, which includes skilled Anaplan users and dedicated professionals, including Certified Model Builders and Solutions Architects and Certified Master Anaplanners, spread throughout both our customer and partner communities. This ecosystem continues to grow organically as our customers and partners encourage their users to enhance their Anaplan expertise and these experienced users enable our customers and partners to more effectively unlock the potential of our Connected Planning platform. To facilitate this growth, we continue to invest in the Anaplan Academy. The Anaplan Academy creates and delivers resources about our platform, including the latest innovations and best practices, for our Connected Planning ecosystem. We have created a program for select users to receive status as Master Anaplanners. These individuals have volunteered their own time to become identified experts on our platform and frequently promote Anaplan within their organizations and evangelize the benefits of our platform to prospective customers. Our partner community has committed to expanding the number of Master Anaplanners on their teams to address the ongoing need from our customers.

We host an annual Anaplan Connected Planning Xperience, or CPX, user conference to connect existing and potential customers, share best practices, and reinforce our brand. Through CPX virtual and in-person events, we provide thought leadership, training, and community to our customers, including business decision-makers and Anaplan users, to encourage them to optimize and expand Anaplan across their enterprises.

Research and Development

Our research and development team is focused on maintaining and improving our resilient platform and enabling customers to derive insights for decision-making and accelerate business agility. We have a research and development culture that seeks to deliver high-quality enhancements to the flexibility, scalability, intelligence, performance, security, reliability, extensibility and usability of our platform and is focused on maintaining and improving our resilient platform. Our research and development organization is primarily responsible for design, development, testing, and delivery of our products and platform in addition to enabling scalable integration and extension of our platform. We focus our efforts on developing core technologies, as well as further enhancing the usability, functionality, intelligence, mobility, reliability, performance, and flexibility of our platform. Our research and development team enables our strategic innovation for our customer and partner solutions. We strive to achieve interoperability and extensibility with flexible integrations, connectors and APIs while providing robust protection through data encryption, identity management and user access.

We have a global workforce with research and development hubs in the United Kingdom, Israel, and San Francisco, California. We hire skilled engineers, data scientists, and other talent from a variety of industries with expertise in developing mission-critical applications for customers with the most complex planning needs.

Competition

The market for Connected Planning and digital transformation solutions is new and characterized by rapid technology innovation. To our knowledge, there are no other companies that service the breadth of use cases or the varying enterprise needs that we do. In many cases, our primary competition is manual, often spreadsheet-driven, processes and custom-built approaches. In addition, we compete with certain applications of large software companies, including legacy vendors such as Oracle Corporation (Oracle), SAP AG (SAP), Workday, Inc. (Workday), and International Business Machines Corporation (IBM) that offer on-premises applications sold on a perpetual license and maintenance basis, as well as cloud software versions adapted from on-premises applications. These software companies have offered, and may continue to offer, new applications through acquisitions or organic development that more directly compete with some of our many individual use cases. We also compete with vendors of point solution applications focused on a specific department or use case, such as sales performance management, financial planning, and supply chain planning. We could also face competition from new market entrants, some of whom may be our current technology partners.

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

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections, to establish and protect our intellectual property rights while actively working to increase our patent portfolio. As of January 31, 2021, we had four issued U.S. patents that expire between November 2030 and August 2034. We pursue the registration and enforcement of domain names, trademarks, and service marks in the United States and in various jurisdictions outside the United States. We also actively seek patent protection covering inventions originating from our company. Our software is protected by U.S. and international intellectual property laws. We control access to and use of our proprietary and confidential technology, documentation and other information through internal and external controls. We require our employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, and other processes generated by them on our behalf and agreeing to protect our confidential information. In addition, we generally enter into agreements containing confidentiality obligations with our customers, partners, vendors, and other service providers.

Government Regulation

As a company with global operations, we are subject to the laws of the United States and multiple foreign jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions. Because we collect, process and store personal information and furthermore, because our platform could be used by customers to do the same, evolving domestic and international privacy and security laws, regulations and other obligations could result in additional costs and liabilities to us or inhibit sales of our platform.

Data privacy and security have become significant issues in the U.S. and in many other countries where our platform is available. Laws, rules, and regulations in these jurisdictions apply broadly to the collection, use, storage, data residency, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and in some jurisdictions, Internet Protocol addresses. In the U.S., these include laws, rules, and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and state laws relating to privacy and data security. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we, or our customers, must comply. Interpretation of, and costs of compliance with, these laws, rules, and regulations and their application to our platform and services in the United States and foreign jurisdictions is ongoing and cannot be fully determined at this time.

Further, the regulatory framework for privacy and security issues worldwide is rapidly evolving, subject to change and is likely to remain uncertain for the foreseeable future. Examples of recent changes to privacy and security laws that could impact our business include the following:

•

The California Consumer Privacy Act (“CCPA”) came into effect on January 1, 2020, and broadly defines personal information, extends expanded privacy rights and protections to California residents, and provides for civil penalties for violations and a private right of action for data breaches. In November 2020, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”) that significantly amends the CCPA.

•

On May 25, 2018, the General Data Protection Regulation (“GDPR”) came into effect in the European Union (“EU”). The GDPR includes stringent operational requirements for processors and controllers of personal data and gave EU data protection authorities the power to impose significant sanctions for actual or alleged violations of the GDPR. Actual or alleged violations of the GDPR may also lead to damages claims by data controllers and data subjects.

•

The United Kingdom formally completed its withdrawal from the EU on January 31, 2020, in a process known as “Brexit”. The United Kingdom has enacted a Data Protection Act that substantially implemented the GDPR. However, Brexit has created uncertainty with regard to the future regulation of data protection in the United Kingdom and how data transfers to and from the United Kingdom will be regulated.

•

On July 16, 2020, the Court of Justice of the European Union (“ECJ”), invalidated the EU-U.S. Privacy Shield program on the grounds that Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. While our use of the EU Standard Contractual Clauses (“Model Clauses”) provides an alternative to the Privacy Shield framework for authorized transfers of certain EU-U.S. data flows, the use of Model Clauses to protect data exports between the EU and the U.S. is itself subject to ongoing legal challenges, which may result in a ruling that these industry-standard measures that we, and other companies, have relied on would no longer be sufficient. Moreover, we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EU to the U.S.

For more information, see Item 1A: “Risk Factors—Legal and Compliance Risks—Because we collect, process and store personal information and furthermore, because our platform could be used by customers to do the same, evolving domestic and international privacy and security laws, regulations and other obligations could result in additional costs and liabilities to us or inhibit sales of our platform.”

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or subject to risk. This summary does not address all of the risks facing our business. You should consider the risks in this summary together with the detailed discussion of risks that immediately follows this summary in this section titled “Risk Factors,” as well as the other information in this Annual Report on Form 10-K.

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

•	Our recent revenue growth rates may not be indicative of our future performance or growth.
•	We have a history of net losses, we anticipate increasing our operating expenses in the future, and we do not expect to be profitable for the near future.
•	Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
•

We have experienced rapid growth and expect to continue to invest in our growth in the future. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or adequately address competitive challenges and our business, financial condition and results of operations may be adversely affected.

•

We derive substantially all of our revenue from a single software platform and if our platform fails to satisfy customer demands or to achieve widespread market acceptance it would adversely affect our business, operating results, financial condition, and growth prospects.

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

•

Failure to effectively expand our sales and marketing capabilities, including to hire and retain direct sales personnel, could harm our ability to increase our customer base and achieve broader market acceptance of our service.

•	Our growth depends in part on the success of our strategic relationships with third parties and their continued performance.
•

If our customers and partners do not have access to highly skilled and trained users of our platform, our customers may not be able to unlock the full potential of our platform, customer satisfaction may suffer, and our results of operations, financial condition and growth prospects may be adversely affected.

•	If we fail to continue to enhance our platform, satisfy the cloud infrastructure priorities of our clients or adapt to rapid technological change, our ability to remain competitive could be impaired.
•

If we experience a security incident affecting our platform, networks, systems or data or the data of our customers, or are perceived to have experienced such a security incident, our platform may be perceived as not being secure, our reputation may be harmed, customers may reduce the use of or stop using our platform, we may incur significant liabilities, and our business could be materially adversely affected.

•	Real or perceived errors, failures, bugs, service outages, or disruptions in our platform could adversely affect our reputation and harm our business.
•

We depend on the experience and expertise of our senior management team and certain key employees, especially engineering, research and development and sales personnel, and our inability to retain these executive officers and key employees or recruit them in a timely manner, could harm our business, operating results, and financial condition.

•	The markets in which we participate are intensely competitive, and if we do not compete effectively, our business and operating results could be adversely affected.
•

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

The COVID-19 pandemic continues to persist. Precautionary measures designed to prevent the spread of COVID-19, such as travel restrictions, shelter-in-place orders, and business shutdowns, remain in place in many of the regions in which we conduct business, and new or more restrictive measures have been and may continue to be adopted if the pandemic worsens. These factors have increased economic and financial market volatility and uncertainty. Although multiple vaccines to protect against COVID-19 have been approved for use by various governments, the production and distribution of such vaccines, and inoculation of a sufficient segment of the population to contain the pandemic, may require a significant amount of time and is subject to uncertainties including the ability of pharmaceutical companies to quickly increase vaccine production and the willingness of the general population to be vaccinated. As such, the duration and severity of the COVID-19 pandemic and the degree of its impact on our business remains uncertain and difficult to predict.

As a result of the COVID-19 pandemic, we continue to operate in a modified manner employing precautionary measures designed to protect the health of our employees while enabling us to support our customers and partners.  Among other modifications, we continue to require our employees to work remotely, to maintain business-related travel restrictions, and to virtualize, postpone or cancel our sales and marketing, employee or industry events. These modifications have and may continue to result in inefficiencies, delays and additional costs in our sales and marketing, professional services and research and development efforts, which could have an adverse effect on our operations. The remote work measures that we implemented have generally allowed us to provide uninterrupted service to our customers, but have affected the way we conduct our sales, research and development, testing, customer support, and other activities. While we have not observed significant impacts to the productivity of our workforce, working remotely poses additional operational challenges that may impact productivity in the future. Working remotely has made our employees more reliant on cloud-based communication services, and if those services are interrupted, or are less secure, employee productivity could be harmed. Our employees may also face unexpected child-care or other related family responsibilities while working from home that could impact productivity and employee retention. In addition, work-from-home and related business practice modifications present significant challenges to maintaining our corporate culture, including employee engagement, productivity and retention, both during the immediate pandemic crisis and as we make additional adjustments in the eventual transition from it. Our remote work measures may not be sufficient to mitigate the risks posed by the COVID-19 pandemic, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. Even in regions where governmental restrictions related to the COVID-19 pandemic are eased, we may continue to face challenges as our employees return to our offices, including managing our office environments in a manner that protects the health and safety of our employees and planning for a potential resurgence of COVID-19, which could negatively impact our business.

Our future growth is substantially dependent on our direct sales team and partners driving new customer acquisition and expanded use of our platform within existing customers. Prior to the COVID-19 pandemic, we held in-person sales, marketing, and industry events and our employees traveled frequently to establish and maintain relationships with our customers, prospective customers, and partners. Our business operations, including sales-related and customer support activities, could be increasingly adversely affected by continued or additional business closures, travel restrictions impacting employees and partners, virtualization of events, and other precautionary measures, especially in regions where we have material operations or sales. We may also experience negative impacts on our business if COVID-19 related governmental restrictions, or the easing or tightening of those restrictions, occurs at different rates in the markets in which we, our customers, or our partners operate, and as a result of the disparate restrictions we are unable to meet customer expectations. We may not be able to fully mitigate the impact of these disruptions which cannot be predicted or quantified at this time and which could negatively impact our business.

The pandemic and associated global economic uncertainty is also having an adverse impact on many of our customers, prospective customers and partners, which could result in reduced consumer demand and willingness to enter into or renew contracts with us, and ultimately could have a material adverse effect on our financial results. We have seen and may continue to see our customers and prospective customers deferring or delaying buying decisions and project implementations, prolonged sales cycles, and an increase in requests for extended payment terms due to uncertain economic conditions including those caused by the COVID-19 pandemic. In addition, the macroeconomic factors triggered by the pandemic have and could continue to result in decreased business spending by our customers and prospective customers, reduced demand for our solutions, longer sales cycles, lower renewal rates by our customers and increased competition, all of which could result in a material adverse impact on our business operations and financial condition even after the COVID-19 pandemic is contained and the shelter-in-place orders are lifted. If our customers are unable or unwilling to pay for their subscriptions to our platform, we may be adversely affected by an inability to collect amounts due, the cost of enforcing the terms of our contracts, including litigation, or a reduction in revenue. Further, if we experience a decrease in demand in a given period it could negatively affect our revenue in future periods, particularly if experienced on a sustained basis, because a substantial proportion of revenue related to our platform is recognized over time. While we have developed and continue to develop plans to help mitigate the negative impact of the COVID-19 pandemic on our business, these efforts may not be effective and a protracted economic downturn may limit the effectiveness of our mitigation efforts.

The extent to which the ongoing COVID-19 pandemic, and associated global economic uncertainty, may impact our business will depend on future developments, including vaccine availability and distribution, which are highly uncertain and cannot be predicted at this time. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business.

We have a limited history of operating at our current scale and under our current strategy, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.

While we were originally formed as Anaplan, LLC in 2008 and first introduced our business planning platform in 2011, much of our growth has occurred in recent years. Over the last few years, we have substantially increased our headcount, shifted our sales strategy to increase our focus on driving the adoption and expansion of our platform by our customers and increased our reliance on partners to accelerate our sales process and provide implementation services, and invested in enhancing the features of our platform. As we have a limited history of operations at our current scale and under our current strategy, our ability to forecast our future operating results and plan for and model future growth is more limited than that of companies with longer operating histories and subject to a number of uncertainties, including those resulting from the COVID-19 pandemic and the associated economic disruptions and market volatility. In addition, we have encountered and will encounter risks, uncertainties and challenges frequently experienced by growing companies in rapidly changing markets, such as the risks, uncertainties and challenges described this report. If our assumptions regarding these risks, uncertainties and challenges are incorrect or change, or if we do not execute on our strategy and manage these risks, uncertainties and challenges successfully, our operating results could differ materially from our expectations and those of securities analysts and investors, and our business could suffer and the trading price of our common stock could decline.

Our recent revenue growth rates may not be indicative of our future performance or growth.

From fiscal 2020 to fiscal 2021, our total revenue grew from $348.0 million to $447.8 million, an increase of 29%, and from fiscal 2019 to fiscal 2020, our total revenue grew from $240.6 million to $348.0 million, an increase of 45%. In future periods, we may not be able to sustain revenue growth consistent with recent history and/or that meets the expectations of securities analysts or investors. You should not consider our recent or historical revenue growth as indicative of our future performance or growth.

We have a history of net losses, we anticipate increasing our operating expenses in the future, and we do not expect to be profitable for the near future.

We have incurred significant losses in each period since inception, including net losses of $154.0 million, $149.2 million, and $131.0 million, respectively, in fiscal 2021, 2020, and 2019. We had an accumulated deficit of $647.0 million at January 31, 2021. Our losses and accumulated deficit reflect the substantial investments we have made to acquire new customers and develop our platform. We expect our operating expenses to increase in the foreseeable future as we continue to make investments and implement initiatives designed to grow our business, including:

•	expanding our sales and marketing organization to increase our overall customer base, pursue larger transactions and expand sales within our current customer base;
•	expanding our offices and headcount internationally as we seek to continue to penetrate international markets, provided appropriate economic conditions and opportunities are present;

•	investing in research and development to improve the capabilities, accessibility, features and functionality of our platform;
•	growing our partner ecosystem;
•	making additional investments to broaden and deepen our user community;
•	expanding our operations and infrastructure, both domestically and internationally, to support future growth; and
•	investing in legal, accounting, human resources and other administrative functions necessary to support our operating as a public company.

These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and sustain profitability. Growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to successfully implement our “land and expand” strategy, a failure to increase our number of partners, a decrease in the effectiveness of our partners, increasing competition, decreasing growth of our overall market, decreasing business spending by customers and prospective customers due to uncertain economic conditions including those caused by the COVID-19 pandemic, an increase in legal risk from the use of our products due to evolving laws, regulations or standards, an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners, a security incident, or our failure, for any reason, to continue to capitalize on growth opportunities. Further, we have entered into non-cancelable multi-year purchase commitments with respect to cloud partnership services with third-party public cloud partners, which require us to pay for such services irrespective of actual usage and may not be offset by increased revenue if we are unable to use these partnerships to attract new customers. To the extent we are successful in increasing our customer base, we will also initially incur increased losses because costs associated with acquiring customers are generally incurred up front. In contrast, subscription revenue is generally recognized ratably over the terms of the agreements that last typically two to three years, although some customers commit for shorter periods. Accordingly, we cannot assure you that we will achieve or maintain profitability in the future. Furthermore, any failure to achieve or maintain profitability, or the failure to do so on the timeline expected by investors or securities analysts, could adversely affect the value of our common stock.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, our key metrics discussed elsewhere in this report, including the levels of our revenue, gross margin, cash flow, remaining performance obligations and deferred revenue, as well as other metrics that analysts use to evaluate our business such as billings and dollar-based net expansion rate, have fluctuated in the past and may vary significantly in the future. Quarter-to-quarter comparisons of our operating results and other key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could result in our failure to meet our expectations or those of securities analysts or investors. If we fail to meet these expectations for any particular period, the trading price of our common stock could decline significantly. Factors that may cause these quarterly fluctuations include, without limitation, those listed below:

•

the impact of an economic downturn or market volatility, including the current downturn caused by the COVID-19 pandemic, on the price of our common stock, our business and the businesses of our customers, prospective customers and partners;

•	our ability to attract new customers;
•	our customer renewal and adoption rates, and our ability to expand use of our platform by existing customers;
•

the timing and rate at which we sign agreements with customers, including the impact of cost reduction measures, delayed purchasing decisions or prolonged sales cycles at prospective or existing customers as a result of the effects of the COVID-19 pandemic;

•	the contract value of agreements with customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	the timing of recognition of revenue;
•	the amount and timing of operating expenses;
•	the amount and timing of completion of professional services engagements;
•	our ability to hire, train and retain sales personnel, and their productivity rate including, any impact to productivity due to governmental restrictions adopted in response to the COVID-19 pandemic;
•	changes in our pricing policies or those of our competitors;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	seasonal variations in sales of our software subscriptions, which have historically been highest in the fourth quarter of a calendar year but may vary in future quarters;
•

the timing and success of new product features, updates, and enhancements by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners;

•

the financial condition and creditworthiness of our customers, including greater unpredictability in our customers’ willingness or ability to timely pay for subscriptions to our platform as a result of the COVID-19 pandemic;

•

the timing of expenses related to the development or possible acquisition and integration of technologies or businesses and potential future charges for impairment of goodwill and long-lived assets from acquired companies;

•	our ability to achieve and sustain a level of liquidity sufficient to grow and support our business and operations;
•	network outages, technical difficulties or interruptions affecting the delivery and use of our platform or actual or perceived security breaches;
•	any adverse litigation, judgments, settlements, or other litigation-related costs;
•	changes in the legislative or regulatory environment;
•	non-cancelable multi-year purchase commitments with third-party partners which require us to pay for services irrespective of actual usage;
•	the effects of global pandemics, such as the ongoing COVID-19 pandemic; and
•	general economic, industry, market and geopolitical conditions and uncertainty, both domestically and internationally.

We have experienced rapid growth and expect to continue to invest in our growth in the future. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or adequately address competitive challenges and our business, financial condition and results of operations may be adversely affected.

We have experienced a period of rapid growth in our headcount and operations in the United States and internationally. We have also significantly increased the size of our customer base and our partner ecosystem. We sell our platform to customers across the globe and have operations in North America, Europe, Asia-Pacific and Israel. We anticipate that we will continue to expand our domestic and international operations and headcount in the future, provided appropriate economic conditions and opportunities are present.

This growth has placed, and future growth will place, a significant strain on our management, and administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively and execute our business plan. To manage the expected growth of our operations and personnel, we must effectively recruit, motivate, integrate and retain employees in a manner consistent with, and that preserves, our corporate culture. We will also need to continue to develop our physical and remote work infrastructure to support our business growth, promote our workers’ safety, and enable our global workforce to effectively and securely communicate with each other, our partners and customers. As our customer base grows, we will need to maintain a high level of customer satisfaction by providing high quality customer support, consistency across deployments of our platform, and access to ongoing training. As we grow and our organizational structure becomes more complex, we will need to continue to improve our operational, financial, reporting, compliance, information technology and management systems, controls and procedures, and our risk management activities related to the activities of our customers and partners. For the duration of the COVID-19 pandemic, we will also need to monitor and respond to various and constantly changing local regulations, restrictions and requirements that could impact our operations, personnel and systems, controls and procedures.

These and other improvements in our operations, personnel and systems, controls and procedures will require significant capital expenditures and the allocation of valuable management and employee resources. Failure to effectively manage growth or execute our business plan could result in difficulty or delays in increasing the size of our customer base, declines in quality of customer support or customer satisfaction, increases in costs and expenses, failures to make timely and accurate reports of our operations and financial results, which would escalate the risk of noncompliance with applicable policies or laws, difficulties in introducing new features or other operational difficulties, harm to our reputation and brand. Any of these developments could adversely affect our business performance, results of operations and financial position.

We derive substantially all of our revenue from a single software platform and if our platform fails to satisfy customer demands or to achieve widespread market acceptance it would adversely affect our business, operating results, financial condition, and growth prospects.

We derive and expect to continue to derive substantially all of our revenue from our cloud-based enterprise planning software platform. As such, market acceptance of our platform is critical to our continued success. Demand for our platform is affected by a number of factors, some of which are beyond our control. These factors include continued market acceptance of our platform for existing and new use cases, the introduction of enhancements to our platform that are well received by existing and prospective customers, the pace at which existing customers realize benefits from the use of our platform and its features and decide to expand deployment of our platform across their business, the extent to which our customers involve a wider group of employees in planning, the timing of development and release of new products by our competitors, technological change, the perception of ease of use, reliability and security of our platform, the pace at which enterprises engage in digital transformation initiatives, the success of our strategic partners, and developments in data privacy regulations. In addition, we expect that the planning and integration needs of our customers will continue to rapidly change and increase in complexity. We will need to improve the functionality, ease of use, and performance of our platform continually to meet those rapidly changing, complex demands. If we are unable to continue to meet customer demands or to achieve widespread market acceptance of our platform, our business operations, financial results, and growth prospects will be materially and adversely affected.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the contract term expires, add additional authorized users to their subscriptions, and upgrade to a higher level of functionality on the platform. Our customers generally enter into agreements with two- to three-year subscription terms and have no obligation to renew their subscriptions after the expiration of their initial subscription period. Our customers may decide not to renew their subscriptions with a similar contract period, at the same prices or terms or with the same or a greater number of authorized users or level of functionality as a result of a number of factors including uncertain economic conditions due to the COVID-19 pandemic. Some of our customers have elected not to renew their agreements with us, and we may not be able to accurately predict renewal rates. Our customer retention may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform and features, the quality of the professional services provided by us or our partners, our prices, the features and pricing of competing products, reductions in our customers’ spending levels, customer adoption and expanded use of our platform, mergers and acquisitions involving our customers and deteriorating general economic conditions.

In addition, our growth strategy is a “land-and-expand” strategy that depends in substantial part on our customers expanding the use of our platform in their organizations through use by additional users, use across more functional areas of their organization, including finance, sales, supply chain, marketing, human resources, and operations, and the purchase of subscriptions providing additional features and functionality, such as the mobile app and predictive capabilities of our platform for sales and marketing. We refer to our “land and expand” strategy as the Honeycomb™ effect where our platform’s agility enables additional use cases across business functions. To increase the opportunities for further expanding the use of our platform by existing customers, we will need to introduce new features and functionality to our platform to more comprehensively address the needs of customers deploying our platform to address a wider variety of use cases and to support large, complex models. We will also need to drive user adoption rates of our platform. If our customers do not realize benefits through their initial adoption of our platform, or if they do not believe that they will realize additional benefits through broader deployment of our platform in other functional areas of their organizations, or in other uses cases, our ability to increase our revenue will suffer. Achieving incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. If we are not able to attract the attention of our customers’ senior management or to do so in a cost-effective manner, our sales efforts may not be effective and our ability to increase our revenue will suffer. We have seen and may continue to see prolonged sales cycles and other sales disruptions arising as a result of a number of factors including uncertain economic conditions due to the COVID-19 pandemic. The duration and scope of these disruptions on our “land and expand” strategy remains unclear.

If our customers do not renew their subscriptions, if they renew on less favorable terms, or if they fail to add more users in more functional areas or upgrade to a higher level of functionality on our platform, our business and operating results as well as certain metrics that may be used to evaluate our business such as billings and dollar-based net expansion rate will be adversely affected.

Failure to effectively expand our sales and marketing capabilities, including to hire and retain direct sales personnel, could harm our ability to increase our customer base and achieve broader market acceptance of our service.

Our ability to increase our customer base, achieve broader market acceptance of our platform, grow our revenue, and achieve and sustain profitability will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, specifically our direct sales efforts targeted at executives of customers with the most complex planning needs. As we are substantially dependent on our direct sales force to obtain new customers and expand usage of our platform within existing customers, our ability to execute on our sales and marketing strategy will depend, in large part, on our success in recruiting, training, incentivizing and retaining a sufficient number of qualified direct sales personnel and on such personnel attaining desired productivity levels within a reasonable amount of time. In recent years, we have increased the size of our direct sales force, and accordingly many of the new members of our sales force have not yet become fully productive. While remote work restrictions remain in place, newly hired direct sales personnel may need additional time to become fully productive as they may face additional hurdles due to remote onboarding and more limited access to customers. We plan to continue to expand our direct sales force both domestically and internationally but we may not be able to recruit and hire a sufficient number of sales personnel to successfully execute our hiring strategy, which may adversely affect our ability to expand our sales capabilities. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Furthermore, hiring sales personnel in new countries can be costly, complex, and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue that we expect to receive from those countries. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Attrition rates may increase, and we may face integration challenges as we continue to seek to expand our sales force. Moreover, we do not have significant experience as an organization developing and implementing overseas marketing campaigns, and such campaigns may be expensive and difficult to implement. Our business will be harmed if our continuing investment in increasing our sales and marketing capabilities does not generate a significant increase in revenue. Our sales and marketing expenses represent a significant percentage of our expenses, and our operating results will suffer if our sales and marketing expenditures do not contribute to increasing revenue as we anticipate.

The COVID-19 pandemic has changed the way we interact with our customers and prospective customers. We have, and may continue to, alter, postpone or cancel planned customer, employee and industry events or shift them to a virtual only format. Our operating results may also suffer if sales and marketing personnel are unable to maintain the same level of productivity while working remotely during the COVID-19 pandemic. These and other changes in the ways in which we interact with and market to our customers and prospective customers could adversely impact our business if they prove to be less effective than in-person events.

Our growth depends in part on the success of our strategic relationships with third parties and their continued performance.

We have established strategic relationships with global strategic consulting firms, global systems integrators, regional consulting firms, implementation partners, public cloud partners and technology partners. We intend for these parties, as members of our partner ecosystem, to contribute to our growth by, among other things, extending the coverage and enhancing the expertise of our professional services, expanding the reach of our platform, and accelerating the usage and adoption of our platform. Partners can also exercise a significant role in revenue generation, by referring opportunities to us, enhancing the effectiveness of our sales efforts by establishing connections with senior management at prospective customers and/or promoting the use of our platform as a key component of digital transformation projects that the partner is implementing with their own customers. In order to grow our business, we anticipate that we will need to broaden and deepen our partner ecosystem by continuing to establish and maintain relationships with such third parties. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. If we are not able to successfully operationalize our partnerships, we may not be able to generate growth sufficient to meet our contractual commitments, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow. Our partners may conclude that they are not receiving sufficient benefits, economic or otherwise, from their relationships with us, resulting in a reduction or termination of their involvement in our partner ecosystem. Our partners may have relationships with our competitors or experience with their products or services and such relationships or experience may result in our partners recommending our competitors’ products or services over ours. Furthermore, our competitors may be effective in providing incentives to our partners to favor their products or services or to prevent or reduce subscriptions to our services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our platform by potential customers. Uncertain economic conditions, including those caused by the COVID-19 pandemic, have and may continue to have an adverse impact on the business operations of our existing partners and on our ability to attract and retain new partners, which could result in reduced demand generation and ultimately could disrupt our business operations with a material adverse effect on our financial results.

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

If our customers and partners do not have access to highly skilled and trained users of our platform, our customers may not be able to unlock the full potential of our platform, customer satisfaction may suffer, and our results of operations, financial condition and growth prospects may be adversely affected.

In order for our customers to unlock the full potential of our platform, both our customers and partners need access to highly skilled and trained users of our platform, such as Master Anaplanners. Implementations of our platform may be technically complicated because our platform is designed to be deployed in a wide range of technological environments and integrates data from a broad and complex range of workflows and systems. In order for our customers to successfully implement our platform, they need access to highly skilled users that are familiar with their operating environment and with our platform. Further, our partners rely heavily on highly skilled and trained users of our platform to effectively provide implementation, training and consulting services to our customers. Incorrect or improper implementation or use of our platform could result in customer dissatisfaction and harm our business and financial condition. If our customers are unable to implement our platform, perceptions of our company and our platform may be impaired, our reputation and brand may suffer, and customers may choose not to renew their subscriptions or increase their purchases of our related services. Our “land and expand” growth strategy depends in large part on existing customers adding new users and use cases, and expanding to additional lines of business, divisions, and geographies. We have found that this strategy is most successful when internal users quickly adopt our platform and build out their expertise as informed end users of our platform. Our partners’ trained users also develop new solutions on our platform and promote and facilitate adoption of our platform at our customers. If our customers and partners do not have access to highly skilled and trained users of our platform, implementation and adoption of our platform may not be effective, customer satisfaction may suffer, and our results of operations, financial condition and growth prospects may be adversely affected.

We need to continue to develop a steady pipeline of highly qualified and trained personnel to meet customer and partner demand, but our efforts may be ineffective. While we continue to expand our training resources for trained users of our platform, we increasingly rely on our customers and partners to encourage their users to enhance their Anaplan expertise using our training resources. If our customers and partner do not encourage enough internal users to become highly skilled users of our platform, there may not be enough trained users of our platform to meet demand. If a customer has not developed an internal cohort of trained users of our platform, the loss of a trained user could have an adverse impact on their ability to unlock the value of our platform and ability to expand the platform’s use within the organization. Further, the courses we offer on the Anaplan Academy, Anaplan’s online training portal providing a full range of training courses on our platform, may not serve their intended purpose or the certification programs we offer may take longer than anticipated to create a robust and consistent pipeline of talent. Our customers and partners need regular training to support disparate technologies involved in large-scale deployments and maximize potential of our platform as technology changes without which our results of operations and growth prospects could be materially adversely affected. Our ability to effectively educate and train users of our platform may be negatively impacted if our customer support employees or the users of our customers or partners are unable to receive training virtually while COVID-19 restrictions remain in place or the virtual training is not as effective as in-person training methods. If we fail to develop and maintain a sufficient pipeline of qualified and trained users of our platform for utilization with our customers and partners, we may suffer adverse consequences including professional services not being furnished correctly, incorrect or improper use of our platform by partners and customers, damage to our reputation and brand, and customers choosing not to renew their subscriptions or expand their use of our platform. Any of these events could have an adverse effect on our business, financial position and growth prospects.

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

The industry in which we compete is characterized by rapid technological change, frequent introductions of new products, and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend on a number of factors including: our ability to anticipate industry standards and trends, to continue to enhance our platform and introduce new functionality in a timely manner, to update and expand our infrastructure, and to keep pace with technological developments. The success of any enhancement, new functionality, or infrastructure development depends on several factors, including timely completion and market acceptance. Any new enhancement, functionality, or infrastructure development might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implements new technologies before we are able to implement them or if our competitors are able to respond more quickly and effectively to new or changing opportunities, those competitors may be able to provide more effective products than ours at lower prices.

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

Our platform must also integrate with a variety of third-party technologies, and we need to continuously modify and enhance our platform to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. Any undetected errors or defects in this third-party software, or cybersecurity threats or attacks related to such software, could impair the functionality of our platform, result in increased costs, and injure our reputation. Any failure of our platform to operate effectively with existing or future technologies, or any failure of a third-party cloud infrastructure partner to support one or more of the features of our platform, could cause customer dissatisfaction and reduce the demand for our platform, resulting in harm to our business. Further, the emergence of new industry standards related to strategic planning and operational execution products and services may adversely affect the demand for our platform. In addition, because our platform is cloud-based, we need to continually enhance and improve our platform to keep pace with changes in Internet-related hardware, software, communications, and database technologies and standards. Any failure of our platform to operate effectively with future hardware or software technologies, or to comply with new industry standards, could reduce the demand for our platform and harm our business, results of operations, and financial condition.

We invest significantly in research and development, and to the extent our research and development investments are not directed efficiently or do not result in material enhancements to our platform, our business and results of operations would be harmed.

A key element of our strategy is to invest significantly in our research and development efforts to enhance the features, functionality, performance, and ease of use of our platform to address additional applications and use cases that will broaden the appeal of our platform and facilitate the broad use of our platform across customers with complex planning needs. If we do not spend our research and development budget efficiently or effectively on compelling enhancements, innovations and technologies, such as public cloud functionality, predictive analytics and machine learning, our business may be harmed and we may not realize the expected benefits of our strategy. We will need to appropriately deploy our human resources, and may need to hire new employees with highly technical skills who are often in high demand, or we may not be able to effectively execute on our research and development strategy. Our ability to conduct research and development activities as planned may also be negatively impacted by our remote work environment adopted as a result of the COVID-19 pandemic. Moreover, research and development projects can be technically challenging and expensive. As a result of the nature of research and development cycles, there will be delays between the time we incur expenses associated with research and development activities and the time we are able to offer compelling enhancements to our platform and generate revenue, if any, from those activities. Additionally, anticipated customer demand for a platform enhancement we are developing could decrease after the development cycle has commenced. If we expend a significant amount of resources on research and development efforts that do not lead to the successful introduction of functionality or platform improvements that are competitive in our current or future markets our business and results of operations will suffer.

If we experience a security incident affecting our platform, networks, systems or data or the data of our customers, or are perceived to have experienced such a security incident, our platform may be perceived as not being secure, our reputation may be harmed, customers may reduce the use of or stop using our platform, we may incur significant liabilities, and our business could be materially adversely affected.

Our platform involves the storage, transmission and processing of our customers’ sensitive proprietary information, including their business and financial data. We also use third-party service providers to deliver services to our customers and employees, and those providers may store or process the personal or confidential information of our customers or employees. Security incidents have become more prevalent across industries and our platform, systems, networks or the systems or networks of our third-party service providers may become the subject of such an incident. These security incidents may be caused by the intentional acts of third-party actors, or may arise from failures or defects in our or our partners’ software, systems or controls.

While we have many security measures in place designed to protect customer and other sensitive information and the integrity of our information technology systems and prevent data loss and other security breaches, our security measures or those of our third party service providers may not be sufficiently broad in scope to protect all relevant information, may be deployed incorrectly, may not be adequately monitored or supported due to insufficient personnel or resources, may not function as planned, or could be breached as a result of third-party action, human error, technical malfunction, malfeasance, or otherwise. As we do not control our third-party service providers, or have real-time visibility of their security measures, we cannot ensure the integrity or sufficiency of their security measures and hackers or other third parties may successfully breach our systems by exploiting a vulnerability in third-party software or applications that are utilized by, or have access to, our systems. Third parties may attempt to fraudulently induce our employees, contractors, or users into disclosing sensitive information such as user names, passwords or other information or otherwise compromise the security of our platform, systems or networks in order to breach our security measures and gain unauthorized access to our data or our customers’ data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, become more complex over time or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient preventative measures to defend against these techniques. Further, once a security incident is identified, we may be unable to remediate or otherwise respond to such incident in a timely manner. Our users may also disclose or lose control of their passwords, or use the same or similar passwords on third parties’ systems, which could lead to unauthorized access to their accounts on our platform. Further, we may face additional cybersecurity risks related to our employees and partners working remotely during the ongoing COVID-19 pandemic, and potentially beyond as remote work becomes more commonplace.

A security incident may result in unauthorized access, use, loss, modification or disclosure of our or our customers’ sensitive information, or denial or degradation of service, which could seriously harm our or our customers’ businesses and reputations. Any security incidents, whether real or perceived, could result in the expenditure of significant resources to analyze, correct, eliminate, or remediate errors or vulnerabilities, negatively affect our ability to attract new customers or partners, cause existing partners to end their relationship with us and existing customers to reduce the use of our platform or elect to not renew their subscriptions, expose us to reputational damage, subject us to contractual liability, third-party lawsuits, regulatory inquiries or fines, or other action or liability, which could adversely affect our operating results. We cannot assure you that any limitations of liability provisions in our contracts for a security breach or incident would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. While we maintain insurance, our insurance coverage related to security and privacy damages may not be adequate for liabilities actually incurred and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage of a future claim. These risks are likely to increase as our brand becomes more widely known and recognized, governments enact increasingly strict regulations regarding data security and privacy, we continue to grow the scale and functionality of our platform and process, store, and transmit increasingly large amounts of our customers’ information and data, which may include proprietary or confidential data or personal or identifying information.

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

Our platform is complex, has contained defects and errors and may continue to contain undetected defects or errors. We are continuing to evolve the features and functionality of our platform through updates and enhancements, and as we do so, we may introduce additional defects or errors that may not be detected until after deployment by our customers. In addition, if our platform is not implemented or used correctly or as intended, inadequate performance and disruptions in service may result. Our platform is often used in connection with large scale computing environments which may expose errors, failures, or vulnerabilities in our platform or integrations. Moreover, we have acquired and may in the future acquire companies or integrate into our platform technologies developed by third parties and we may encounter difficulty in incorporating the newly-obtained technologies into our platform or maintaining the quality standards that are consistent with our reputation, and furthermore, we may face technological incompatibilities with the newly-acquired intellectual property. In addition, while we seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers, we have experienced, and may in the future experience, disruptions, outages, and other performance problems.

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

We depend on computing infrastructure operated by third parties, and any delays in service or disruption in these operations or an inability to increase capacity could impair the use or functionality of our platform, harm our business, and subject us to liability.

We currently serve our customers from third-party data center facilities operated by Equinix, Inc. located in the United States, the Netherlands, and Germany. We are also developing our platform on the infrastructure of certain third-party public cloud partners in order to increase the accessibility and reach of our platform. If we are unable to renew our cloud infrastructure agreements on commercially reasonable terms, we may be required to transfer our servers and other infrastructure, and we may incur significant costs and experience possible service interruptions in connection with doing so.

Although we have disaster recovery plans in place, we may experience interruptions, delays and outages in service and availability from time-to-time arising from problems with our third-party data center or cloud partner infrastructure including technical failures, power loss or telecommunications failures or capacity issues, natural disasters, security incidents, and other events beyond our control which could negatively affect the use, functionality or availability of our platform and harm our reputation, damage our customers’ businesses, and adversely affect our business. In addition, the ongoing COVID-19 pandemic may have an adverse operational impact on our data center and public cloud infrastructure partners, as they navigate restrictions, health and safety regulations and other impacts from the pandemic. Furthermore, in the event of interruption or delay in service, our insurance coverage may not adequately compensate us for any losses that we may incur.

In addition, as we continue to increase the number of customers and users on our platform, we will need to increase the capacity of our cloud infrastructure, including internationally. If we do not increase our capacity in a timely manner, customers could experience interruptions or delays in access to our platform, and we may not be able to attract potential customers in specific regions of the world unless we provide localized offerings in those regions. As we continue to increase our cloud capacity, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the use or functionality of our platform. Any damage to, or failure of, our systems, or those of our third-party data center or public cloud infrastructure partners, could interrupt our service and hinder the use or functionality of our platform. Impairment of or interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to terminate their subscriptions, and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our platform is unreliable.

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

If we fail to develop, maintain, and enhance widespread brand awareness in a cost-effective manner or if we receive negative publicity, our revenue and competitive position may be materially and adversely affected.

We believe that developing, maintaining, and enhancing widespread awareness of our brand and our platform solutions that enable Connected Planning and digital transformation in a cost-effective manner is critical to achieving widespread acceptance of our platform, attracting new customers, and maintaining existing customers. For example, widespread awareness of our brand is critical to ensuring that we are invited to participate in requests for proposals from prospective customers. We have made, and will continue to make, significant investments to promote our brand. However, brand promotion activities may not generate customer awareness or increase revenue, and, even if they do, any increase in revenue may not offset the expenses we incur in building our brand. Furthermore, the ongoing COVID-19 pandemic has made it more challenging to develop, maintain and enhance widespread awareness of our brand. Numerous marketing and brand promotion events, held in-person with customers and prospective customers in prior years, have been delayed, cancelled or converted into a virtual format. Virtual events may not be as successful as in-person interactions, and the precautions and safety measures that have been adopted in response to the COVID-19 pandemic, particularly if extended for prolonged periods, could have a detrimental effect on our ability to develop, maintain and enhance widespread awareness of our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies.

Negative publicity, whether or not justified, relating to our company, our platform, or events or activities attributed to us, our employees, our partners or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Independent industry analysts often provide reviews of our platform, as well as the products and services of our competitors, and perception of our platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. Additionally, the performance of our partners may affect our brand and reputation if customers do not have a positive experience with our partners’ services. Damage to our reputation and loss of brand equity may reduce demand for our platform and have an adverse effect on our business, operating results, and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brands may be costly and time consuming, and such efforts may not ultimately be successful. The upfront investment and costs incurred to build and maintain our brand, both domestically and internationally, may not generate increased market acceptance and may negatively impact our results of operations.

Because our platform is sold to enterprises with complex operating environments, we can encounter long and unpredictable sales cycles, which could adversely affect our operating results in a given period.

Our ability to increase revenue and achieve profitability depends, in large part, on widespread adoption of our platform by customers with complex operating environments who tend to make larger purchases of our products. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. Further, we have experienced and we expect to experience prolonged sales cycles as a result of uncertain economic conditions including those caused by the COVID-19 pandemic. As a result of the variability and length of the sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete large sales to one or more enterprise customers could harm our business and financial results, and could cause our financial results to vary significantly from period to period. Our sales cycle varies widely, reflecting differences in potential customers’ decision-making processes, procurement requirements, and budget cycles, and is subject to significant risks over which we have little or no control, including:

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

A customer’s decision to use our platform may be an enterprise-wide decision, requiring us to expend substantial time, effort, and money educating customers as to the use and value of our platform and encouraging widespread adoption of our platform by users. In addition, our ability to successfully sell our platform to customers with complex planning needs is dependent on us attracting and retaining sales personnel with experience in selling to these customers. Moreover, our target customers may prefer to purchase software that is critical to their business from one of our larger, more established competitors. Our typical sales cycles can range from three to nine months, and we expect that this lengthy sales cycle may continue or lengthen further. Longer sales cycles could cause our operating and financial results to suffer in a given period.

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

In the past, we have been able to increase our prices for our platform and services, but we may choose not to introduce or be unsuccessful in implementing future price increases. Our competitors may introduce new products that compete with ours or reduce their prices, or we may be unable to attract new customers or retain existing customers based on our historical pricing models. As we expand internationally, we also must determine the appropriate pricing to enable us to compete effectively internationally. In addition, if our mix of products sold changes, then we may need to, or choose to, revise our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations and financial condition.

We depend on the experience and expertise of our senior management team and certain key employees, especially engineering, research and development and sales personnel, and our inability to retain these executive officers and key employees or recruit them in a timely manner, could harm our business, operating results, and financial condition.

Our success depends largely upon the continued services of our key executive officers and certain key employees. We rely on our executive leadership team in the areas of business strategy, research and development, marketing, sales, services, and general and administrative functions. We have experienced, and may in the future experience, changes in our executive management team or key employees resulting from the hiring or departure of executives or key employees, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Conversely, we may terminate the employment of the senior management team and certain key employees, which may subject us to costly and time-consuming negotiations over severance, litigation and employment claims. While we seek to carefully manage any changes in our executive management team or key employees, including by establishing processes and procedures and engaging in succession planning, such measures may be insufficient and the departure or unavailability of one or more of our executive officers or key employees could have a serious adverse effect on our business.

To execute our growth plan, we must attract and retain highly qualified personnel, especially engineering, research and development and sales personnel. Competition for personnel can be intense, especially for engineers with high levels of experience in designing and developing software for Internet-related services and for direct sales personnel with the sales skills and technical knowledge that we require. For example, competition is intense for experienced software and cloud infrastructure engineers in San Francisco in the United States, London and York in the U.K., and Israel, our primary development locations. We have experienced, and expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations, resulting in a diversion of our time and resources and potential litigation. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. Further, in times of increased economic uncertainty, employees and potential employees may perceive older or larger companies to be more attractive and the current period of economic uncertainty may adversely affect our ability to recruit and retain highly skilled employees. The challenges we face in recruiting and hiring qualified personnel may be compounded by a decreased willingness of candidates to leave their current employment due to various factors including economic uncertainty caused by the COVID-19 pandemic and uncertainty regarding immigration policies.

Our global operations and sales to customers outside the United States or with international operations subject us to risks inherent in international operations that can harm our business, results of operations, and financial condition.

A key element of our strategy is to operate globally and sell our products to customers across the world. We derive a significant portion of our revenue from customers located outside the United States. Operating globally requires significant resources and management attention. We cannot be certain that the investment and additional resources required to operate globally will produce desired levels of revenue or profitability. Further, operating globally subjects us to various risks, including:

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

•

compliance with laws and regulations for foreign operations, including anti-bribery laws (such as the U.S. Foreign Corrupt Practices Act, the U.S. Travel Act, and the U.K. Bribery Act), import and export control laws, tax laws, tariffs, trade barriers, economic sanctions, and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance;

•	compliance with foreign laws, regulations and orders related to health and safety, including the ongoing COVID-19 pandemic;
•	heightened risks of unfair or corrupt business practices in certain geographies that may impact our financial results and result in restatements of our consolidated financial statements;
•	fluctuations in currency exchange rates and related effects on our results of operations;
•	difficulties in repatriating or transferring funds from or converting currencies in certain countries;
•	different pricing environments, longer sales cycles, and longer accounts receivable payment cycles and collections issues;
•	political and economic conditions and uncertainty in the countries or regions in which we operate and around the world;
•	difficulties in recruiting, managing and retaining local partners, including consulting and implementation firms, to support our operations and sales;
•	differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;
•	difficulties in recruiting, hiring and retaining employees in certain countries;
•	difficulties in managing a global workforce and maintaining our corporate culture globally;
•	the preference for localized software and licensing programs;
•	the preference for localized language support;
•

weaker protection in some jurisdictions for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	compliance with the laws of numerous foreign taxing jurisdictions, including withholding obligations, and overlapping of different tax regimes;
•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy, and data protection laws and regulations;
•	the fragmentation of longstanding regulatory frameworks caused by Brexit; and
•	global pandemics such as the ongoing COVID-19 pandemic and travel restrictions and other measures undertaken by governments in response to such pandemics.

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

Our corporate culture promotes an entrepreneurial mindset, and if we cannot maintain this culture as we grow, we could lose the entrepreneurial spirit, innovation, creativity, and other qualities we believe contribute to our success, and it could harm our business.

We believe that our culture has been, and will continue to be, a key contributor to our success because it fosters the entrepreneurial spirit, innovation, creativity, and other qualities we believe drive our growth. As we continue to grow, we will need to maintain our corporate culture among a larger number of employees dispersed in various geographic regions. However, our growth may result in a change to, or dilution of, our corporate culture, and we may not be able to effectively integrate new hires in our fast-paced culture. The challenge we face in maintaining our culture is compounded by the COVID-19 pandemic and its effects including an employee base that is working remotely and facing personal and professional challenges. Any failure to maintain the cohesiveness of our culture could negatively affect our business, decrease employee engagement and productivity, result in current or former employees posting negative feedback on third-party company review sites, damage our reputation, reduce our ability to retain and recruit personnel and could lead to the failure to achieve our vision and implement our strategy.

We may engage in strategic transactions, which could divert our management’s attention, result in additional dilution to our stockholders, disrupt our operations and adversely affect our operating results. We may not be able to successfully integrate acquired businesses and technologies or achieve the anticipated benefits of such acquisitions.

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

Any strategic transaction may result in unforeseen operating difficulties and expenditures. If we acquire additional businesses or enter into other strategic transactions, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the strategic transactions. In addition, we have limited experience in consummating strategic transactions. We also may not achieve the anticipated benefits from the strategic transactions due to a number of factors, including:

•	failure to evaluate, integrate, utilize or benefit from or accurately anticipate the adoption rates of acquired technologies or services;
•	product synergies, cost reductions, increases in revenue and economies of scale may not materialize as expected;
•	difficulty in retaining, motivating and integrating key management and other employees of the acquired business;
•	the business culture of the acquired entity may not match well with our culture;
•	unforeseen delays, unanticipated costs and liabilities may arise when integrating operations, processes and systems in geographies where we have not conducted business;
•	unanticipated costs or liabilities associated with the strategic transactions;
•	incurrence of transaction-related costs;
•	assumption of the existing obligations or unforeseen liabilities of the acquired business that we were not able to mitigate through due diligence or other means;
•	difficulty integrating the accounting systems, security infrastructure, operations, and personnel of the acquired business;
•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
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

Our competitors primarily include Oracle Corporation (Oracle), SAP AG (SAP), Workday, Inc. (Workday) and International Business Machines Corporation (IBM), which are well-established providers of business planning and analytics software with long-standing relationships with many customers. Some customers may be hesitant to adopt cloud-based software such as ours or to purchase cloud-based software from us and may prefer to purchase from such legacy software vendors. Oracle, SAP, and IBM are larger than we are and have greater name recognition, longer operating histories, larger marketing budgets, and significantly greater resources than we do. These vendors, as well as other competitors, may offer business planning software on a standalone basis at a low price or bundled as part of a larger product sale. Our competitors have offered, and may continue to offer, new products developed through acquisitions or organic development that more directly compete with our products and solutions. Our competitors may also seek to partner with other leading cloud providers.

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

If the market for Connect Planning solutions develops more slowly than we expect or declines, or if we are unable to successfully capitalize on the market, our business could be adversely affected.

Our success will depend to a substantial extent on continued growth in the demand for cloud-based Connected Planning and digital transformation solutions and on our ability to continue to capitalize on this demand. Many enterprises have invested substantial resources on legacy planning products, emerging point products and manual processes and, therefore, may be reluctant or unwilling to migrate to enterprise cloud planning software. Our ability to capitalize on this market depends in part on our ability to sell customers on the benefits that the Connected Planning and digital transformation features of our platform can provide over their existing solutions. The growth rate of the Connected Planning market depends on a number of factors, including the cost, performance, and perceived value and security associated with Connected Planning software. If the market for Connect Planning solutions fails to grow, grows more slowly than we currently expect, or decreases in size, or if we are unable to successfully capitalize on the market, our business could be adversely affected.

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

We collect, process, store and transfer various types of information, including personally identifiable information or other sensitive information, for our customers and similar data about our employees, services providers, partners and potential customers in the normal course of business. Additionally, our customers can use our platform to collect, process, and store certain types of personal or identifying information regarding their employees and customers. In most cases we contractually prohibit our customers from using our platform to collect, process, or store sensitive information (such as personal health information or credit card information); however, our customers may breach such use prohibitions without our knowledge. Such a breach could result in our violation of the laws, rules, or regulations governing the collection, use, and protection of personal information, which could adversely impact our business, financial condition, and operating results. Moreover, as our customers face increased scrutiny for data privacy breaches, they may elect to transfer the risk to us through contractual provisions which may subject us to increasing levels of contractual liability for data privacy breaches.

Data privacy and security have become significant issues in the United States (“U.S.”) and in many other countries where our platform is available. Laws, rules, and regulations in these jurisdictions apply broadly to the collection, use, storage, data residency, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and in some jurisdictions, Internet Protocol addresses. In the U.S., these include laws, rules, and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and state laws relating to privacy and data security. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we, or our customers, must comply. Interpretation of, and costs of compliance with, these laws, rules, and regulations and their application to our platform and services in the United States and foreign jurisdictions is ongoing and cannot be fully determined at this time.

Further, the regulatory framework for privacy and security issues worldwide is rapidly evolving, subject to change and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies are considering adopting or amending laws, rules, and regulations regarding the collection, use, storage, data residency, security, and disclosure of personal information and breach notification procedures. In addition to government regulation, privacy advocates, and industry groups may propose new and different self-regulatory standards that may apply to us.

Recent changes to privacy and security laws, including the CCPA, the GDPR, the Data Protection Act, and ongoing legal challenges to Model Clauses, could impact our business. Aspects of these laws, and their interpretation and enforcement remain unclear, and we cannot yet fully predict their impact on our business or operations. We have taken and will continue to take steps to comply with these and other new and changing privacy and security laws, rules, regulations and standards, but such laws, rules, regulations and standards may be unclear and we cannot assure you that our steps will be compliant. The interpretation and application of privacy and data protection laws, regulations, rules, and other standards remains uncertain and may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our platform. If so, we could be required to fundamentally change our business activities and practices or modify our platform, which we may be unable to do in a commercially reasonable manner or at all, and which could have an adverse effect on our business. As a result of changing standards, we may experience reluctance or refusal by current or prospective multi-national customers or customers in geographies with strict privacy laws, like the EU and the United Kingdom, to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data for those customers. The changing regulatory environment applicable to the handling personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs or regulatory penalties, and could result in our business, operating results, and financial condition being harmed. Our efforts to comply new data protection laws and regulations may cause us to incur substantial operational costs, require us to modify our data handling practices, and may otherwise adversely impact our business, financial condition and operating results.

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

We incur significant costs, devote substantial management time, and may have difficulty attracting qualified board members as a result of operating as a public company.

As a public company, we are subject to various securities rules and regulations, including the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the New York Stock Exchange listing standards, and rules and regulations subsequently implemented by the SEC and the New York Stock Exchange. We expect that complying with these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes‑Oxley Act requires, among other things, that we establish and maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these various requirements has increased, and we expect will continue to increase, our legal and financial compliance costs and makes some activities more time consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements, which could adversely affect our business, financial condition, and operating results. Although we have hired additional employees to help comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

As a result of the rules and regulations applicable to public companies, it may be more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. It may also be more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a public company we file certain information publicly, which provides visibility into our business and financial condition. We are currently subject to litigation related to our public filings, and may continue to be subject to threatened or actual litigation in the future. If such claims are successful, our business, and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them and the diversion of management resources, could adversely affect our business and operating results.

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements, or comply with applicable regulations could be impaired.

As a public company, we are required to design and maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. The Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, including through our internal audit team. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. If we fail to develop or maintain effective controls, encounter difficulties in their implementation or improvement, or identify a material weakness in our controls, our operating results could be harmed or we could fail to meet our reporting obligations and may be required to restate our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Ineffective disclosure controls and procedures and internal control over financial reporting could result in regulatory scrutiny and sanctions, cause investors to lose confidence in our reported financial and other information, and subject us to stockholder or other third party litigation, any of which could have a material adverse effect on our business and operating results and a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

Financial and Credit Risks

If we are unable to achieve and sustain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, operating results and financial position could be adversely affected.

We actively monitor and manage our cash and cash equivalents so that sufficient liquidity is available to fund our operations and other corporate purposes. As an example of our liquidity management, in April 2020, we amended our credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) to, among other things, increase the aggregate revolving credit commitment amount to allow us to borrow up to $60.0 million, subject to the terms of the credit agreement, including the accounts receivable borrowing base, and extend the maturity date of the revolving credit facility from April 2020 to April 2022. In the future, increased levels of liquidity may be required to adequately support our operations and initiatives and to mitigate the effects of business challenges or unforeseen circumstances. If we are unable to achieve and sustain such increased levels of liquidity, we may suffer adverse consequences including reduced investment in our platform and its functionality, difficulties in executing our business plan and fulfilling our obligations, and other operational challenges. Any of these developments could adversely affect our business, operating results and financial position.

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

Also, under the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”), tax losses generated in taxable years beginning after December 31, 2017, may be utilized to offset no more than 80% of taxable income annually. Although the subsequent CARES Act modified the Tax Reform Act by, among other things, eliminating the aforementioned 80% limitation for taxable years beginning before January 1, 2021, we may still face reduced availability of net operating losses in future taxable years, which could adversely affect our potential profitability.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Such an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We completed an analysis under Sections 382 and 383 of the Code for the Company’s tax years through January 31, 2019, and determined two “ownership changes” occurred, one in fiscal 2011 and one in fiscal 2012. We believe utilization of our net operating losses and tax credit carryforwards have become limited. This could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of net operating loss carryforwards and other tax attributes could also increase our state tax liability. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods.

We are subject to the tax laws of various jurisdictions, which are subject to changes and to interpretation, which could harm our future results.

We are subject to income, sales, use, value added, and other similar taxes in the United States and foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities, the interpretation and application of existing tax laws within a jurisdiction, and changes in federal, state, or international tax laws and accounting principles.

Changes to various tax laws, rules and regulations are currently being considered by the United States and other countries where we do business. Certain of these proposed changes could be applied solely or disproportionately to services provided over the internet. These tax initiatives, if implemented, could result in additional tax obligations that we are required to pay or adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows. In addition, existing tax laws, rules, or regulations could be interpreted, modified, or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts, or require us or our customers to pay fines, penalties and interest for past amounts. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, thereby adversely affecting our operating results and cash flows.

Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction and are subject to varying interpretations that change over time. We do not collect sales and use, value added, and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable or that we are not required to collect such taxes with respect to the jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future.

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

•

changes in our financial, operating or other metrics, regardless of whether we consider those metrics as reflective of the current state or long-term prospects of our business, and how those results compare to securities analyst expectations;

•	announcements of technological innovations, new software or enhancements to services, acquisitions, strategic alliances, or significant agreements by us or by our competitors;
•	disruptions in our services due to computer hardware, software, or network problems;
•	a data breach or other security incident involving us, or one of our customers or partners, or another company in the cloud planning software market;
•	announcements of customer additions and customer cancellations or delays in customer purchases;
•	recruitment or departure of key personnel;
•	the economy as a whole, market conditions in our industry and the industries of our customers;
•	the sale, purchase, or exercise of a significant block of our common stock;
•	the impact of environmental, social, governance or other matters on our reputation or investor confidence in our operations;
•	the size of our market float; and
•	any other factors discussed in this Annual Report on Form 10-K.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. For example, in August 2020, a purported stockholder filed a putative securities class action complaint in the United States District Court for the Northern District of California against us and certain of our executive officers. This lawsuit is further described in Note 9, Commitment and Contingencies, in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Although we believe this lawsuit lacks merit and intend to vigorously defend against it, this matter, and any other similar matters, could subject us to substantial costs, divert resources, and the attention of management from our business and adversely affect our business.

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

Natural disasters, catastrophic events, and other events beyond our control may cause damage or disruption to our business. As an example, our corporate headquarters are located in San Francisco, California and the west coast of the United States contains active earthquake zones. An earthquake affecting our headquarters may result in disruption to our business and operations. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities and such infrastructure and systems may also be affected by natural disasters or other catastrophic events. For example, our data centers are critical infrastructure located in the United States, the Netherlands, and Germany, including in areas with active earthquake zones. From time to time, global pandemics may result from outbreak of diseases such as the MERS, SARS, avian flu and COVID-19, which may result in a material adverse impact on our or our customers’ and partners’ business operations including reduction or suspension of operations in the U.S. or certain parts of the world. We serve a wide range of customers with international operations in varying industries including manufacturing. Depending upon the continuity and severity of pandemics such as the COVID-19 pandemic, our customers and partners may suspend or delay their engagement with us, or our partners may have difficulty engaging with customers and delivering the services we typically expect them to provide, which could result in a material adverse effect on our financial condition. Although we maintain disaster and crisis recovery plans, in the event of an earthquake, hurricane, flood, natural disaster or catastrophic event such as fire, power loss, telecommunications failure, breach of security protocols, global pandemics like the COVID-19 pandemic, cyber-attack, war, or terrorist attack, such plans or the disaster recovery plans established by the third-party data centers and other infrastructure that we rely on may prove to be inadequate and we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could have an adverse effect on our business, operating results, and financial condition. Furthermore, in the event of a catastrophic event or other crisis, our insurance coverage may not adequately compensate us for any losses that we may incur.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We sublease approximately 55,000 square feet of space for our corporate headquarters in San Francisco, California pursuant to a sublease that expires in February 2026. We also have leased offices or co-working facilities in Chicago, Illinois, Minneapolis, Minnesota, and New York, New York. We maintain international offices or co-working facilities in Australia, Austria, France, Germany, India, Israel, Japan, Malaysia, the Philippines, Singapore, Sweden, Switzerland and the United Kingdom. We believe that we will be able to obtain additional space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Note 9, “Commitments and Contingencies—Legal Matter” to the consolidated financial statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “PLAN”.

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

Holders of Record

As of March 5, 2021, there were 101 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks or other nominees.

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

The performance graph below shows the cumulative total stockholder return on our common stock for the period from October 12, 2018 to January 31, 2021. This is compared with the cumulative total return of the NASDAQ Computer Index and the Standard & Poor’s 500 Stock Index, or the S&P 500 over the same period. The graph assumes that on October 12, 2018, our initial trading day, $100 was invested in our common stock at the market close and $100 was invested at the market close in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Recent Sale of Unregistered Securities and Use of Proceeds

There were no sales of unregistered equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during our fiscal year ended January 31, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. Selected financial data

The consolidated statements of operations data for fiscal 2021, 2020, and 2019, and the consolidated balance sheets data as of January 31, 2021 and 2020, are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for fiscal 2018 and 2017 and the consolidated balance sheet data as of January 31, 2019, 2018 and 2017 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2021	2020	2019	2018	2017
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription revenue	$408,199	$307,890	$208,605	$143,542	$91,416
Professional services revenue	39,556	40,132	32,037	24,805	29,083
Total revenue	447,755	348,022	240,642	168,347	120,499
Cost of revenue:
Cost of subscription revenue (1)	69,802	51,460	36,500	19,927	9,072
Cost of professional services revenue (1)	39,177	39,317	30,898	32,058	30,335
Total cost of revenue	108,979	90,777	67,398	51,985	39,407
Gross profit	338,776	257,245	173,244	116,362	81,092
Operating expenses:
Research and development (1)	100,523	68,396	48,998	30,908	23,868
Sales and marketing (1)	302,002	250,430	176,323	100,654	73,656
General and administrative (1)	90,030	86,852	76,186	30,719	22,503
Total operating expenses	492,555	405,678	301,507	162,281	120,027
Loss from operations	(153,779)	(148,433)	(128,263)	(45,919)	(38,935)
Interest income (expense), net	167	4,478	1,921	108	88
Other income (expense), net	3,736	(809)	(1,465)	(482)	(835)
Loss before income taxes	(149,876)	(144,764)	(127,807)	(46,293)	(39,682)
Provision for income taxes	(4,091)	(4,453)	(3,209)	(1,261)	(512)
Net loss	$(153,967)	$(149,217)	$(131,016)	$(47,554)	$(40,194)
Net loss per share attributable to common stockholders, basic and diluted (2)	$(1.10)	$(1.15)	$(2.46)	$(2.51)	$(2.92)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (2)	139,499	129,799	53,328	18,956	13,774

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$3,822	$2,547	$831	$148	$49
Cost of professional services revenue	2,481	2,199	851	507	336
Research and development	18,715	10,608	3,826	742	634
Sales and marketing	48,210	34,428	15,475	3,496	2,555
General and administrative	30,398	30,264	31,823	3,746	2,529
Total stock-based compensation expense	$103,626	$80,046	$52,806	$8,639	$6,103

(2)

    See Notes 1 and 11 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	As of January 31,
	2021	2020	2019	2018	2017
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$320,990	$309,894	$326,863	$110,898	$80,155
Working capital	123,859	155,223	240,301	63,925	55,830
Total assets (1)	739,125	649,807	528,769	246,747	174,941
Deferred revenue, current and non- current	295,543	220,208	150,843	101,286	65,897
Total stockholders' equity	278,013	291,681	307,478	111,639	84,744

(1)	The amounts as of January 31, 2021, and 2020 reflect the impact of the adoption of Topic 842. The amounts as of January 31, 2019, 2018, and 2017 do not reflect the adoption of Topic 842.

ITEM 7. management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Discussion regarding our financial condition and results of operations for fiscal 2019 and year-to-year comparisons between fiscal 2020 and fiscal 2019 is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 30, 2020. This discussion contains forward-looking statements that involve risks and uncertainties as discussed in “Cautionary Note Regarding Forward-Looking Statements” included in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the current COVID-19 pandemic, those identified below and those discussed in “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K. Our fiscal year ends January 31.

Overview

Anaplan is a cloud-native enterprise SaaS company and a market leader in Connected Planning, empowering global enterprises to orchestrate transformative business performance. Our customers rely on the Anaplan platform—powered by our proprietary Hyperblock® technology—to connect teams, systems, and insights from across their organizations to continuously adapt to change, transform how they operate, and reinvent value creation. Our cloud platform empowers enterprises to orchestrate complex scenario planning and conduct continuous forecasting to systematically identify possibilities, seize opportunities, and reduce risk. Users of our platform can view and assess the impact of assumptions on plans and key performance indicators in real time and across multiple business dimensions. The Anaplan platform enables businesses to be more agile, make better decisions and to plan and execute their ongoing digital transformation to compete in today’s digital economy.

Our customers often initially adopt our platform within a specific business function for one or more planning use cases, but also because our platform has the potential to be used as an enterprise-wide integrated planning and forecasting tool and as part of a broader digital transformation initiative. We sell subscriptions to our cloud-based planning platform primarily through our direct sales team targeting these customers.  We also have a robust partnership ecosystem that serves as an integral part of our go-to-market strategy and an extension of our direct sales force. Our strategic consulting and systems integration partners provide us with a significant source of lead generation and implementation leverage. These partners act as strategic advisors to senior executives in corporate, functional, and process transformation initiatives of organizations. They often promote our platform as their clients examine how to plan more effectively or seek digital transformation through organizational change or improved business processes. We also rely on partners with deep subject-matter expertise in the implementation of specific use cases who can facilitate implementations for our customers. Our partners also help to drive thought leadership in promoting Connected Planning and digital transformation.

Once our customers see the benefits and wide applicability of our platform, we use a “land and expand” sales strategy to encourage our existing customers to increase the number of users, add new use cases, and expand to additional lines of business, divisions, and geographies. This expansion often generates a natural network effect in which the value of our platform to customers increases as more use cases are adopted, more users are connected, and greater amounts of data are incorporated in our platform delivering exponential value to our customers.

We see a greenfield opportunity to help over 70 million knowledge workers around the world plan more efficiently using Anaplan’s platform.

We derive the substantial majority of our revenue from subscriptions for users on our platform. Our initial subscription term is typically two to three years, although some customers commit for shorter periods. We generally bill our customers annually in advance. We also offer professional services, including consulting, implementation, and training, but are increasingly leveraging our partners to provide these services. During fiscal 2021, 2020, and 2019, subscription revenue was $408.2 million,

$307.9 million and $208.6 million, respectively, representing a year-over-year subscription revenue growth rate of 33% and 48% in fiscal 2021 and 2020, respectively. During fiscal 2021, 2020, and 2019, services revenue was $39.6 million, $40.1 million and $32.0 million, respectively. Our subscription revenue as a percentage of total revenue was 91%, 88%, and 87% in fiscal 2021, 2020, and 2019, respectively.

During fiscal 2021, 2020 and 2019, our total revenue was $447.8 million, $348.0 million and $240.6 million, respectively. Approximately 46%, 43% and 43% of our revenue was generated from outside of the United States in fiscal 2021, 2020 and 2019, respectively. Our net loss was $154.0 million, $149.2 million and $131.0 million in fiscal 2021, 2020 and 2019, respectively.

We believe that our focus on customer success allows us to retain and expand the subscription revenue generated from our existing customers, and is an indicator of the long-term value of our customer relationships for Anaplan as a whole. We track our performance in this area by measuring our dollar-based net expansion rate, which compares our annual recurring revenue from the same set of customers across comparable periods. The dollar-based net expansion rate was 114% and 122% as of January 31, 2021 and 2020, respectively.

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

The number of customers with greater than $250,000 of annual recurring revenue was 453, 353 and 248 as of January 31, 2021, 2020 and 2019, respectively. We monitor this metric and believe it is a useful tool to investors, as an indicator of the scale of customer adoption and expansion of our platform.

We define calculated billings as total revenue plus the change in deferred revenue in the period. Calculated billings in any particular period is comprised of subscription contracts with existing customers (including renewal contracts and add-on contracts), subscription contracts with new customers, and contracts for professional services. Calculated billings is intended to provide information about our subscription revenue growth over time and can typically be seen as an early indicator of trends in revenue growth. While calculated billings can increase as our revenues grow, it may significantly fluctuate from period to period for several reasons, including the timing of contracted billings, the timing of renewals, and other factors. See Part I, Item 1A, “Risk Factors—Operational Risks—The sum of our revenue and changes in deferred revenue may not be an accurate indicator of business activity within a period” for a description of some limitations in the use of calculated billings.

Calculated billings is calculated as follows:

	Year Ended January 31,
	2021	2020
	(In thousands)
Total revenue	$447,755	$348,022
Add:
Deferred revenue (end of period)	295,543	220,208
Less:
Deferred revenue (beginning of period)	(220,208)	(150,843)
Calculated billings	$523,090	$417,387

We regularly evaluate acquisitions or investment opportunities in complementary businesses, services and technologies and intellectual property rights as a means to expand our offerings through a disciplined and strategic acquisition process. For example, on October 3, 2019 we completed the acquisition of Mintigo Limited (Mintigo), an Israel-based artificial intelligence/machine learning company, to enhance the predictive capabilities of our solutions. We may continue to make such acquisitions and investments in the future, and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the Connected Planning category.

COVID-19 Update

The COVID-19 pandemic continues to persist. Precautionary measures designed to prevent the spread of COVID-19, such as travel restrictions, shelter-in-place orders, and business shutdowns, remain in place in many of the regions in which we conduct business, and new or more restrictive measures have been adopted, and may continue to be adopted if the pandemic worsens.

As the impact of the COVID-19 pandemic continues to unfold around the world, we remain focused on supporting our employees, customers, and partners. In response to the COVID-19 pandemic, we continue to operate in a modified manner and to prioritize the health and safety of our employees, customers and the communities in which we operate. Among other modifications, we continue to require our employees to work remotely, to maintain business-related travel restrictions, and to virtualize, postpone or cancel our sales and marketing, employee or industry events. Our plan is to slowly move toward normal operations on a market by market basis in accordance with local authority guidelines and to ensure that our return to work is thoughtful, prudent and handled with an abundance of caution with the health of our employees being the top priority. When we determine that it is safe for employees to return to work, we have developed health and safety procedures to enable our employees to do so safely. The impact, if any, of these and any additional operational changes we may implement is uncertain, but we currently believe the changes we have implemented have not materially affected and are not expected to have a material and adverse effect on our ability to maintain financial reporting systems, internal control over financial reporting and disclosure controls and procedures.

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

While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn may limit the effectiveness of our mitigation efforts. In addition, even after the immediate impacts of the pandemic on the global economy and our business subside, the residual effects of the pandemic may present additional challenges to our business that are currently difficult to predict. Furthermore, we generally recognize subscription revenue from our customer contracts ratably over the term of the contract. Therefore, changes in our contracting activity in the near term may not be apparent as a change to our reported revenue until future periods. See Part I, Item 1A, “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. See Part I, Item 1A, “Risk Factors”. If we are unable to address these challenges, our business and operating results could be adversely affected.

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

Expansion of existing customers.    We employ a “land and expand” approach, with many of our customers initially deploying our product for a specific use case and group of users. Once they realize the benefits and wide applicability of our platform, many of our customers subsequently renew their subscriptions and expand the number of users or use cases within and across lines of business and geographies as they continue unlocking the agile enterprise planning and operating model across functional boundaries. As a result, we are able to generate a significant increase in revenue from the expanded use of our platform across the enterprise. Going forward, we are focused on targeting customers where the opportunity for expansion and need for our planning solutions are greatest. Our future revenue growth and our ability to achieve and maintain profitability is dependent upon our ability to maintain existing customer relationships and to continue to expand our customers’ use of our platform.

Scaling our sales team.    Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our sales leadership and sales efforts, both domestically and internationally. We have invested and intend to continue to invest in expanding and retaining our sales leadership and direct sales force, particularly in attracting and retaining sales personnel with experience selling to larger enterprises. Our ability to increase our revenue will depend on the new members of our sales force becoming fully productive and executing expeditiously and effective sales leadership. A customer’s decision to use our platform may be an enterprise-wide decision. These types of sales require us to provide greater levels of education regarding the use and benefits of our platform, which involves substantial time, effort, and costs.

International sales.    Our total revenue generated outside of the United States during fiscal 2021, 2020 and 2019, was approximately 46%, 43% and 43%, respectively, of our total revenue. We believe global demand for our platform will continue to develop as organizations experience the benefits that our platform can provide to international enterprises with complex planning needs spanning multiple geographies. Accordingly, we believe there is significant opportunity to grow our international business. We have invested, and plan to invest, ahead of this potential demand in personnel, marketing, and access to data center capacity to support our international growth.

Partner ecosystem.    Our partner ecosystem extends our geographic coverage, accelerates the usage and adoption of our platform, and enables more efficient delivery of service solutions. We intend to augment and deepen our partnerships with strategic and advisory consulting, systems integration, public cloud, and technology firms. We believe our partners’ scale and route to market can significantly contribute to our ability to penetrate our addressable market, extend our geographic coverage, and extend usage and adoption of our platform.

Product velocity.    We have invested and intend to continue to invest significantly in research and development in an effort to enhance and expand the functionality of our platform, to attract and retain development personnel, and to protect our market-leading technology advantage. We have a well-defined technology roadmap to introduce new features and functionality to our platform that we believe will improve our ability to generate revenue by broadening the appeal of our platform to potential new customers as well as increasing the opportunities for further expanding the use of our platform by existing customers. We are also investing to further enhance the functionality, intelligence, user experience, scale, extensibility and security of our platform. We will need to continue to focus on bringing cutting-edge technology to market in order to remain competitive.

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

Subscription Revenue

Subscription revenue accounted for 91%, 88% and 87% of our total revenue for fiscal 2021, 2020 and 2019, respectively. Subscription revenue is driven primarily by the number of customers, the number of users at each customer, the price of user subscriptions, and renewal rates.

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

Most of our contracts are non-cancelable over the contract term. We had remaining performance obligations, or backlog, in the amount of $817.6 million and $656.2 million as of January 31, 2021 and 2020, respectively, consisting of both billed and unbilled consideration.

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

Cost of Revenue

Cost of Subscription Revenue

Cost of subscription revenue primarily consists of costs related to providing cloud applications, compensation and other employee-related expenses for data center staff, including salaries and bonuses, benefits, and stock-based compensation, payments to outside service providers, customer service, data center and networking expenses, depreciation expenses, and amortization of capitalized software development costs.

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

Professional services associated with the implementation and configuration of our subscription platform are performed directly by our services team, as well as by contracted third-party vendors. When third-party vendors invoice us for services performed for our customers, those fees are recognized as expense as incurred.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries and bonuses, benefits, commissions, and stock-based compensation. Other sales and marketing costs include promotional events to promote our brand, including our Anaplan Connected Planning Xperience (CPX) user conferences, advertising, and allocated overhead costs. We plan to increase our investment in sales and marketing over the foreseeable future, primarily stemming from increased headcount in sales and marketing, and investment in brand- and product-marketing efforts. However, we expect our sales and marketing expenses to decrease as a percentage of our total revenue over time, although they may fluctuate as a percentage of our total revenue from period to period.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs associated with our executive, finance, legal, and human resources personnel, including salaries and bonuses, benefits, and stock-based compensation expense, professional fees for external legal, accounting and other consulting services, and allocated overhead costs. We expect to increase the size of our general and administrative function to support the growth of our business and continue to incur additional expenses as a result of operating as a public company. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over time, although they may fluctuate as a percentage of our total revenue from period to period.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the years indicated:

	Year Ended January 31,
	2021	2020	2019
	(In thousands)
Revenue:
Subscription revenue	$408,199	$307,890	$208,605
Professional services revenue	39,556	40,132	32,037
Total revenue	447,755	348,022	240,642
Cost of revenue:
Cost of subscription revenue (1)	69,802	51,460	36,500
Cost of professional services revenue (1)	39,177	39,317	30,898
Total cost of revenue	108,979	90,777	67,398
Gross profit	338,776	257,245	173,244
Operating expenses:
Research and development (1)	100,523	68,396	48,998
Sales and marketing (1)	302,002	250,430	176,323
General and administrative (1)	90,030	86,852	76,186
Total operating expenses	492,555	405,678	301,507
Loss from operations	(153,779)	(148,433)	(128,263)
Interest income (expense), net	167	4,478	1,921
Other income (expense), net	3,736	(809)	(1,465)
Loss before income taxes	(149,876)	(144,764)	(127,807)
Provision for income taxes	(4,091)	(4,453)	(3,209)
Net loss	$(153,967)	$(149,217)	$(131,016)

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$3,822	$2,547	$831
Cost of professional services revenue	2,481	2,199	851
Research and development	18,715	10,608	3,826
Sales and marketing	48,210	34,428	15,475
General and administrative	30,398	30,264	31,823
Total stock-based compensation expense	$103,626	$80,046	$52,806

Fiscal Year 2021 Compared to Fiscal Year 2020

Revenue

	Year Ended January 31,
	2021	2020	% Change
	(In thousands)
Subscription revenue	$408,199	$307,890	33%
Professional services revenue	39,556	40,132	(1)
Total revenue	$447,755	$348,022	29

Total revenue was $447.8 million in fiscal 2021 compared to $348.0 million in fiscal 2020, an increase of $99.8 million, or 29%.

Subscription revenue was $408.2 million, or 91% of total revenue, in fiscal 2021, compared to $307.9 million, or 88% of total revenue, in fiscal 2020. The increase of $100.3 million, or 33%, in subscription revenue was primarily driven by existing customers expanding their use of our platform, which accounted for 83% of the increase, and acquisition of new customers, which accounted for approximately 17% of the increase.

Professional services revenue was $39.6 million in fiscal 2021 compared to $40.1 million in fiscal 2020. The decrease of $0.5 million, or 1%, in professional services revenue was primarily driven by lower sales of our professional services due to timing of our customers’ implementation projects. This also represents a continued decline in professional services revenue as a percentage of total revenue from 12% to 9%, primarily due to our strategy of shifting professional services revenue to the members of our growing partner ecosystem.

Cost of Revenue

	Year Ended January 31,
	2021	2020	% Change
	(In thousands)
Cost of subscription revenue	$69,802	$51,460	36%
Cost of professional services revenue	39,177	39,317	-
Total cost of revenue	$108,979	$90,777	20

Total cost of revenue was $109.0 million in fiscal 2021 compared to $90.8 million in fiscal 2020, an increase of $18.2 million, or 20%.

Cost of subscription revenue was $69.8 million in fiscal 2021 compared to $51.5 million in fiscal 2020, an increase of $18.3 million, or 36%. The increase in cost of subscription revenue was primarily due to an increase in hosting and consulting costs of $5.2 million, an increase in amortization of our equipment leases and capitalized software development costs of $4.5 million, an increase in salary and bonuses, and benefits costs of $4.0 million, including stock-based compensation, and an increase in software license and maintenance costs of $3.7 million.

Cost of professional services revenue was $39.2 million in fiscal 2021 compared to $39.3 million in fiscal 2020, a decrease of $0.1 million. The decrease in cost of professional services revenue was primarily due to a decrease in the partner implementation costs related to a decrease in partners activities of $1.5 million, and a decrease in travel related expenses of $0.9 million due to the COVID-19 pandemic, partially offset by an increase in salary and bonuses, and benefits costs of $2.0 million, including stock-based compensation.

Gross Profit and Gross Margin

	Year Ended January 31,
	2021	2020	% Change
	(In thousands)
Subscription gross profit	$338,397	$256,430	32%
Professional services gross profit	379	815	(53)
Total gross profit	$338,776	$257,245	32
Subscription gross margin	83%	83%
Professional services gross margin	1%	2%
Total gross margin	76%	74%

Gross profit was $338.8 million in fiscal 2021 compared to $257.2 million in fiscal 2020, an increase of $81.6 million, or 32%. The increase in gross profit was the result of the increases in our subscription revenue primarily driven by existing customers expanding their use of our platform and acquisition of new customers in fiscal 2021.

Gross margin was 76% in fiscal 2021 compared to 74% in fiscal 2020. The increase in gross margin was primarily due to the increase in subscription revenue, which generates a significantly higher gross margin than our professional services revenue, as a percentage of total revenue.

Our gross margins can fluctuate from quarter to quarter as a result of the requirements, complexity, and timing of our customers’ implementation projects that can vary significantly.

Operating Expenses

	Year Ended January 31,
	2021	2020	% Change
	(In thousands)
Operating expense:
Research and development	$100,523	$68,396	47%
Sales and marketing	302,002	250,430	21
General and administrative	90,030	86,852	4
Total operating expenses	$492,555	$405,678	21

Research and Development

Research and development expenses were $100.5 million in fiscal 2021 compared to $68.4 million in fiscal 2020, an increase of $32.1 million, or 47%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $22.3 million (which included an increase in stock-based compensation of $8.1 million), and an increase in hosting and consulting costs of $5.2 million.

Sales and Marketing

Sales and marketing expenses were $302.0 million in fiscal 2021 compared to $250.4 million in fiscal 2020, an increase of $51.6 million, or 21%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $55.6 million (which included an increase in stock-based compensation of $13.8 million and an increase in commission expenses of $10.0 million), partially offset by a reduction of $13.3 million of discretionary spend such as marketing events and travel related expenses due to the COVID-19 pandemic.

General and Administrative

General and administrative expenses were $90.0 million in fiscal 2021 compared to $86.9 million in fiscal 2020, an increase of $3.1 million, or 4%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $5.5 million, including stock-based compensation, and an increase in allowance for credit losses of $0.8 million primarily stemming from the COVID-19 pandemic, partially offset by decreases in workplace and recruiting expenses of $2.4 million, and other general expenses.

Other Income (Expense), Net

	Year Ended January 31,
	2021	2020	% Change
	(In thousands)
Interest income (expense), net	$167	$4,478	(96)%
Other income (expense), net	3,736	(809)	562

Interest income (expense), net

Interest income (expense), net decreased by $4.3 million, or 96%, in fiscal 2021. The decrease in interest income (expense), net was primarily due to lower interest income from our cash and cash equivalents as a result of lower interest rates in fiscal 2021 compared to fiscal 2020.

Other income (expense), net

Other income (expense), net was a gain of $3.7 million in fiscal 2021 compared to a loss of $0.8 million in fiscal 2020, an increase in income of $4.5 million. The change was primarily due to currency fluctuations and the related remeasurements during the fiscal years presented.

Provision for Income Taxes

	Year Ended January 31,
	2021	2020	% Change
	(In thousands)
Provision for income taxes	$4,091	$4,453	(8)%

Provision for income taxes was $4.1 million in fiscal 2021 compared to $4.5 million in fiscal 2020, a decrease of $0.4 million, or 8%. The decrease in provision for income taxes was primarily related to a decrease in income generated from intercompany cost-plus arrangements in certain European and Asian countries, partially offset by discrete tax expenses relating to gains from intercompany transactions.

Quarterly Financial Data

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2021 and 2020. The information for each of these eight quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles, or GAAP.

This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019
	(in thousands, except per share data)
Total revenue	$122,525	$114,875	$106,511	$103,844	$98,242	$89,410	$84,540	$75,830
Gross profit	$93,103	$85,500	$81,069	$79,104	$74,033	$66,926	$62,033	$54,253
Loss from operations	$(41,471)	$(35,873)	$(37,675)	$(38,760)	$(37,593)	$(32,524)	$(41,207)	$(37,109)
Net loss	$(42,049)	$(36,792)	$(35,524)	$(39,602)	$(36,683)	$(34,701)	$(40,642)	$(37,191)
Net loss per share, basic and diluted	$(0.29)	$(0.26)	$(0.26)	$(0.29)	$(0.27)	$(0.26)	$(0.31)	$(0.30)

Liquidity and Capital Resources

As of January 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $321.0 million, which were held for working capital purposes and strategic initiatives. Our cash equivalents are comprised primarily of money market funds and bank deposits.

Cash from operations could be affected by various risks and uncertainties, including but not limited to, the effects of the COVID-19 pandemic, such as timing of cash collections from our customers and other risks detailed in Part I, Item 1A, “Risk Factors”. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform offerings, and the continuing market acceptance of the platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.

Loan and Credit Facility Agreements

In April 2020, we entered into the Third Amendment to Credit Agreement and First Amendment to Collateral Agreement with Wells Fargo as administrative agent and a lender (the “Third Amendment”). Among other things, the Third Amendment further amends the Credit Agreement entered into with Wells Fargo in April 2018, as amended in September 2018 and October 2019 (the “Credit Agreement”) in order to: (1) increase the aggregate revolving credit commitment amount by $20.0 million, so that we may borrow up to $60.0 million under a secured revolving credit facility, subject to the terms of the Credit Agreement including the accounts receivable borrowing base, for general corporate purposes, and (2) extend the maturity date of the revolving credit facility until April 23, 2022. Also, pursuant to the Third Amendment, any loans drawn on the credit facility will incur interest at a rate equal to the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 23, 2022. As of January 31, 2021, we had not drawn down any amounts under this agreement.

As part of the Credit Agreement, we granted Wells Fargo a first priority lien in our accounts receivable, all of the issued shares of capital stock and equity interests in certain of our subsidiaries, and other corporate assets and agreed not to pledge our intellectual property to other parties. The Credit Agreement, as amended by the Third Amendment, includes affirmative and negative covenants, including financial covenants requiring the maintenance of: (1) minimum tangible net worth (defined as assets, excluding intangible assets, less liabilities) as of the last day of any fiscal quarter of not less than $150.0 million for any fiscal quarter ending on or prior to January 31, 2021 and $125.0 million for any fiscal quarter ending thereafter, and (2) minimum billings for the most recent twelve months ending as of the last day of any fiscal quarter of not less than $350.0 million. As of January 31, 2021, we were in compliance with the financial covenants contained in the Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2021	2020	2019
	(In thousands)
Net cash used in operating activities	$(4,631)	$(14,405)	$(45,853)
Net cash used in investing activities	(15,743)	(48,506)	(22,519)
Net cash provided by financing activities	27,832	46,506	279,923

Operating Activities

Net cash used in operating activities of $4.6 million for fiscal 2021, was primarily due to a net loss of $154.0 million and non-cash foreign currency remeasurement gains of $4.2 million, partially offset by non-cash charges for stock-based compensation of $103.6 million, amortization of deferred commissions of $33.4 million, depreciation and amortization of $25.8 million, reduction of operating lease right-of-use assets and accretion of operating lease liabilities $10.1 million, and other non-cash items of $3.1 million. Changes in working capital were unfavorable to cash flows from operations by $22.5 million primarily due to an increase in deferred commissions of $65.6 million related to commissions capitalized on our sales, an increase in accounts receivable of $39.9 million primarily due to increased customer billings, net payments for operating lease liabilities of $9.3 million, and an increase in prepaid expenses and other current assets of $6.1 million, partially offset by an increase in deferred revenue balance of $71.8 million due to increased customer billings, an increase in accounts payable and accrued expenses of $21.2 million due to our growth and timing of payments, and an increase in other noncurrent liabilities of $6.6 million.

Net cash used in operating activities of $14.4 million for fiscal 2020 was primarily due to a net loss of $149.2 million, partially offset by non-cash charges for stock-based compensation of $80.0 million, amortization of deferred commissions of $20.5 million, depreciation and amortization of $20.3 million, and reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $10.7 million. Changes in working capital were favorable to cash flows from operations by $2.6 million primarily due to an increase in deferred revenue balance of $67.5 million due to increases in sales, and an increase in accounts payable and accrued expenses of $19.6 million due to our growth and the timing of payments, partially offset by an increase in deferred commissions of $54.0 million related to increases in our sales, an increase in accounts receivable of $16.3 million due to increased customer billings, payments for operating lease liabilities of $10.4 million, and an increase in prepaid expenses and other current assets of $4.3 million.

Investing Activities

Net cash used in investing activities for fiscal 2021 of $15.7 million was related to the capitalization of internal-use software of $10.1 million as we expanded our platform and increased our development efforts, and purchases of property and equipment of $5.7 million related to our growth.

Net cash used in investing activities for fiscal 2020 of $48.5 million was related to the net cash payment of $33.5 million for our acquisition of Mintigo, the capitalization of internal-use software of $11.0 million as we expanded our platform and increased our development efforts, and purchases of property and equipment of $4.0 million related to our growth.

Financing Activities

Net cash provided by financing activities for fiscal 2021 of $27.8 million consisted primarily of $18.8 million in proceeds from the exercise of stock options and $17.7 million in proceeds from employee stock purchase plan, partially offset by $8.7 million principal payment on finance lease obligations.

Net cash provided by financing activities for fiscal 2020 of $46.5 million consisted primarily of $21.9 million in proceeds from the exercise of stock options, $18.6 million in proceeds from sales of stock under our employee stock purchase plan, and $11.5 million from the repayment of promissory notes, partially offset by $5.4 million principal payment on finance lease obligations.

Commitments and Contractual Obligations

The following table summarizes our non-cancelable contractual obligations as of January 31, 2021:

		Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
			(In thousands)
Operating lease obligations, including imputed interest	$44,347	$9,944	$17,876	$13,833	$2,694
Finance lease obligations, including imputed interest	14,272	8,613	5,659	—	—
Non-cancelable purchase obligations (1)	187,506	30,250	70,691	70,490	16,075
Total	$246,125	$48,807	$94,226	$84,323	$18,769

(1) Includes commitments entered into subsequent to the balance sheet date.

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

Off-Balance Sheet Arrangements

Through January 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

In general, we satisfy the majority of our performance obligations over time as we transfer the promised services to our customers. We review the contract terms and conditions to evaluate the timing and amount of revenue recognition; the related contract balances; and our remaining performance obligations. We also estimate the number of hours expected to be incurred based on an expected hours approach that considers historical hours incurred for similar projects based on the types and sizes of customers. These evaluations require judgment that could affect the timing and amount of revenue recognized.

Deferred Commissions

We capitalize sales commissions that are considered to be incremental to the acquisition of customer contracts, which are then amortized over an estimated period of benefit. To determine the period of benefit of our deferred commissions, we evaluate the type of costs incurred, the nature of the related benefit, and the specific facts and circumstances of our arrangements. We determine the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration our historical initial and renewal contractual terms and estimated renewal rates. We determine the period of benefit for commissions on renewal subscription contracts by considering the average contractual term for renewal contracts. We evaluate these assumptions at least annually and periodically review whether events or changes in circumstances have occurred that could impact the period of benefit.

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

We use estimates, assumptions, and judgments when assessing the recoverability of goodwill and acquisition-related intangible assets. We test for impairment on an annual basis, during the fourth quarter or more frequently if a significant event or circumstance indicates impairment. We also evaluate the estimated remaining useful lives of acquisition-related intangible assets for changes in circumstances that warrant a revision to the remaining periods of amortization.

Recent Accounting Pronouncements

See “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

item 7a. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Swedish Krona and Singapore Dollar. Fluctuations in foreign currency exchange rates, including those resulting from COVID-19 pandemic, may cause variability in our results of operations. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for fiscal 2021, 2020 and 2019.

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of January 31, 2021, we had cash and cash equivalents of $321.0 million, which consisted primarily of money market funds and bank deposits. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. A hypothetical 10% change in interest rates would not have had a material impact on our operating results for fiscal 2021, 2020 and 2019.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Anaplan, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Anaplan, Inc. and subsidiaries (the Company) as of January 31, 2021 and 2020, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Amortization period for capitalized sales commissions

As discussed in Note 1 to the consolidated financial statements, the Company capitalizes sales commissions related to the acquisition of customer contracts and amortizes them over the estimated period of benefit. In determining the period of benefit, the Company considers data including historical initial and renewal contractual terms and estimated renewal rates. The Company estimated the period of benefit for the initial acquisition of a contract to be five years. The Company amortized $33,404 thousand of deferred commissions during the year ended January 31, 2021 and had $119,202 thousand of deferred commissions capitalized as of January 31, 2021.

We identified the evaluation of the amortization period for capitalized sales commissions related to the acquisition of customer contracts as a critical audit matter. Evaluating the Company’s assessment of the relevant information used in the model to determine the estimated period of benefit involved subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s capitalized sales commission process. This control related to the assessment of the model used and the determination of relevant information, and the re-assessment of the period of benefit. We considered the Company’s assessment of the information used to estimate the period of benefit by evaluating its relevance against potential alternatives. We recalculated the Company’s historical initial and renewal contractual terms. We compared the estimated renewal rates to a sample of historical customer contracts.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

San Francisco, California

March 12, 2021

ANAPLAN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of January 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$320,990	$309,894
Accounts receivable, net of allowances for credit losses of $3,162 and $996 as of January 31, 2021 and 2020, respectively	147,005	109,217
Deferred commissions, current portion	36,797	25,990
Prepaid expenses and other current assets	24,252	17,814
Total current assets	529,044	462,915
Property and equipment, net	51,603	48,639
Deferred commissions, net of current portion	82,405	57,947
Goodwill	32,379	32,379
Operating lease right-of-use assets	33,985	37,875
Other noncurrent assets	9,709	10,052
TOTAL ASSETS	$739,125	$649,807
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,949	$5,331
Accrued expenses	101,507	79,024
Deferred revenue, current portion	287,778	216,059
Operating lease liabilities, current portion	7,951	7,278
Total current liabilities	405,185	307,692
Deferred revenue, net of current portion	7,765	4,149
Operating lease liabilities, net of current portion	30,130	34,017
Other noncurrent liabilities	18,032	12,268
TOTAL LIABILITIES	461,112	358,126
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,750,000 shares authorized as of January 31, 2021 and 2020; 143,502 and 135,495 shares issued and outstanding as of January 31, 2021 and 2020, respectively	14	13
Accumulated other comprehensive loss	(7,528)	(4,326)
Additional paid-in capital	932,505	788,447
Accumulated deficit	(646,978)	(492,453)
TOTAL STOCKHOLDERS' EQUITY	278,013	291,681
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$739,125	$649,807

The accompanying notes are an integral part of these consolidated financial statements.

ANAPLAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended January 31,
	2021	2020	2019
Revenue:
Subscription revenue	$408,199	$307,890	$208,605
Professional services revenue	39,556	40,132	32,037
Total revenue	447,755	348,022	240,642
Cost of revenue:
Cost of subscription revenue	69,802	51,460	36,500
Cost of professional services revenue	39,177	39,317	30,898
Total cost of revenue	108,979	90,777	67,398
Gross profit	338,776	257,245	173,244
Operating expenses:
Research and development	100,523	68,396	48,998
Sales and marketing	302,002	250,430	176,323
General and administrative	90,030	86,852	76,186
Total operating expenses	492,555	405,678	301,507
Loss from operations	(153,779)	(148,433)	(128,263)
Interest income (expense), net	167	4,478	1,921
Other income (expense), net	3,736	(809)	(1,465)
Loss before income taxes	(149,876)	(144,764)	(127,807)
Provision for income taxes	(4,091)	(4,453)	(3,209)
Net loss	(153,967)	(149,217)	(131,016)
Comprehensive income (loss):
Foreign currency translation adjustments	(3,202)	(1,290)	(1,054)
Comprehensive loss	$(157,169)	$(150,507)	$(132,070)
Net loss per share attributable to common stockholders, basic and diluted	$(1.10)	$(1.15)	$(2.46)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	139,499	129,799	53,328

The accompanying notes are an integral part of these consolidated financial statements.

ANAPLAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Convertible					Accumulated
	Preferred				Additional	Other		Total
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 31, 2018	73,610	$7	29,947	$3	$325,831	$(1,982)	$(212,220)	$111,639
Conversion of Series B convertible preferred stock	(4)	—	4	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	19,001	2	295,284	—	—	295,286
Conversion of preferred stock	(73,606)	(7)	73,606	7	—	—	—	—
Stock-based compensation	—	—	—	—	53,385	—	—	53,385
Repayment of promissory notes, net of early exercises	—	—	—	—	1,603	—	—	1,603
Exercise of stock options, net of repurchases and early exercises	—	—	2,482	—	6,020	—	—	6,020
Exercise of warrants	—	—	24	—	37	—	—	37
Vesting and settlement of restricted stock units	—	—	1,182	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	—	—	(28,422)	—	—	(28,422)
Net loss	—	—	—	—	—	—	(131,016)	(131,016)
Foreign currency translation adjustments	—	—	—	—	—	(1,054)	—	(1,054)
Balance at January 31, 2019	—	—	126,246	12	653,738	(3,036)	(343,236)	307,478
Stock-based compensation	—	—	—	—	82,355	—	—	82,355
Repayment of promissory notes, net of early exercises	—	—	—	—	11,813	—	—	11,813
Exercise of stock options, net of repurchases and early exercises	—	—	4,619	1	21,976	—	—	21,977
Vesting of restricted stock units	—	—	3,454	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	1,176	—	18,565	—	—	18,565
Net loss	—	—	—	—	—	—	(149,217)	(149,217)
Foreign currency translation adjustments	—	—	—	—	—	(1,290)	—	(1,290)
Balance at January 31, 2020	—	—	135,495	13	788,447	(4,326)	(492,453)	291,681
Cumulative adjustment upon adoption of ASC 326 (Note 1)	—	—	—	—	—	—	(558)	(558)
Stock-based compensation	—	—	—	—	107,501	—	—	107,501
Exercise of stock options, net of repurchases and early exercises	—	—	2,916	1	18,854	—	—	18,855
Vesting of restricted stock units	—	—	4,666	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	425	—	17,678	—	—	17,678
Net loss	—	—	—	—	—	—	(153,967)	(153,967)
Foreign currency translation adjustments	—	—	—	—	—	(3,202)	—	(3,202)
Other	—	—	—	—	25	—	—	25
Balance at January 31, 2021	—	$—	143,502	$14	$932,505	$(7,528)	$(646,978)	$278,013

The accompanying notes are an integral part of these consolidated financial statements.

ANAPLAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(153,967)	$(149,217)	$(131,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,831	20,341	12,937
Amortization of deferred commissions	33,404	20,508	11,709
Stock-based compensation	103,626	80,046	52,806
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	10,060	10,748	—
Foreign currency remeasurement losses (gains)	(4,178)	(516)	246
Other non-cash items	3,100	1,077	1,070
Changes in operating assets and liabilities:
Accounts receivable	(39,947)	(16,313)	(29,276)
Prepaid expenses and other current assets	(6,128)	(4,266)	(1,439)
Other noncurrent assets	(1,017)	(1,419)	702
Deferred commissions	(65,639)	(53,978)	(32,813)
Accounts payable and accrued expenses	21,163	19,550	15,544
Deferred revenue	71,751	67,478	52,604
Payments for operating lease liabilities, net	(9,252)	(10,435)	—
Other noncurrent liabilities	6,562	1,991	1,073
Net cash used in operating activities	(4,631)	(14,405)	(45,853)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,680)	(3,991)	(15,122)
Capitalized internal-use software	(10,063)	(11,023)	(7,397)
Business combinations, net of acquired cash	—	(33,492)	—
Net cash used in investing activities	(15,743)	(48,506)	(22,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	281,813
Proceeds from issuance of common stock in private placement	—	—	20,000
Proceeds from exercise of stock options	18,834	21,859	6,209
Proceeds from repayment of promissory notes	—	11,526	1,914
Proceeds from employee stock purchase plan	17,678	18,565	—
Payment of exercise of warrants	—	—	37
Taxes paid related to net share settlement of equity awards	—	—	(28,422)
Principal payments on finance lease obligations	(8,680)	(5,444)	(1,628)
Net cash provided by financing activities	27,832	46,506	279,923
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,638	(564)	(1,714)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	11,096	(16,969)	209,837
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Beginning of period	309,894	326,863	117,026
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - End of period	$320,990	$309,894	$326,863
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$725	$826	$279
Cash paid for income taxes	$2,317	$945	$582
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in liabilities	$19	$1,331	$1,435
Finance leases for property and equipment	$7,775	$7,232	$12,600

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

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ended January 31, 2021.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the determination of revenue recognition, the period of benefit for deferred commissions, the fair value of intangibles and stock awards issued, and the allowance for credit losses. Actual results could differ from those estimates.

In March 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) as a global pandemic with widespread and detrimental effect on the global economy. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on the Company's customers, prospective customers, sales cycles, and employees, all of which are uncertain and cannot be predicted. During fiscal 2021, the Company assessed the impact of COVID-19, including its estimate of credit losses for accounts receivable. As of the filing date of consolidated financial statements, the Company is not aware of any specific event or circumstance that would require updating significant estimates or judgments or revising the carrying value of the Company's assets or liabilities as presented in the consolidated financial statements. These estimates may change as new events occur and additional information is obtained. Actual results could differ from those estimates and any such differences may be material to its consolidated financial statements.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is primarily their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable consolidated balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity. Foreign currency transaction gains were $3.8 million for fiscal 2021. Foreign currency transaction losses were $0.4 million and $1.4 million for fiscal 2020 and

2019, respectively, and are included in other income (expense), net in the consolidated statements of comprehensive loss.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are stated at fair value. Restricted cash represents cash held to collateralize lease obligations. The balance of restricted cash at the end of fiscal 2021 and 2020 was immaterial.

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

There were no material impairment charges recognized related to goodwill, intangible assets, or other long-lived assets during fiscal 2021, 2020, and 2019.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. In determining the present value of lease payments, the Company uses its country specific incremental borrowing rate based on the information available at the lease commencement date, including the lease term, for operating leases. The incremental borrowing rate is a hypothetical rate based on the Company’s understanding of what its credit rating would be within each country. The operating lease ROU asset was valued at the amount of the lease liabilities adjusted for the remaining balance of unamortized lease incentives, prepaid rent, and deferred rent. Finance lease ROU assets and liabilities are recognized based on the carrying amount of the lease assets and lease liabilities. The finance lease ROU asset also includes any remaining unamortized initial direct costs. Lease expense is recognized on a straight-line basis over the lease term.

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

The Company markets its subscription and services in the United States and in foreign countries through its direct sales force and partners. No customer accounted for more than 10% of total revenue for fiscal 2021, 2020, and 2019, or more than 10% of total accounts receivable as of January 31, 2021 and 2020.

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

The following table summarizes the Company’s long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets:

	As of January 31,
	2021	2020
	(In thousands)
Long-lived assets
United States	$61,111	$67,104
United Kingdom	17,862	15,235
Other	6,615	4,175
Total	$85,588	$86,514

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

As of January 31, 2021, the allowance for credit losses reflects increased collectability concerns stemming from the COVID-19 pandemic. The allowance for credit losses was $3.2 million and $1.0 million as of January 31, 2021 and 2020, respectively.

Revenue Recognition

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

Contracts with Multiple Performance Obligations

Most contracts with customers contain multiple performance obligations that are distinct and accounted for separately. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (SSP) basis. The Company determines SSP for all performance obligations using observable inputs, such as standalone sales and historical contract pricing. SSP is consistent with the Company’s overall pricing objectives, taking into consideration the type of subscription services and professional and other services. SSP also reflects the amount the Company would charge for that performance obligation if it were sold separately in a standalone sale, and the price the Company would sell to similar customers in similar circumstances.

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

Disaggregation of Revenue

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud-based application:

	Year Ended January 31,
	2021		2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(In thousands, except percentage data)
Americas	$253,775	57%	$205,345	59%	$141,595	59%
EMEA	144,260	32	110,057	32	78,868	33
APAC	49,720	11	32,620	9	20,179	8
Total	$447,755	100%	$348,022	100%	$240,642	100%

The United States and the United Kingdom were the only two countries that represented more than 10% of the Company’s revenues in any period, comprised of $243.7 million and 54%, $197.6 million and 57%, and $136.8 million and 57% for the United States in fiscal 2021, 2020, and 2019, respectively, and $53.3 million and 12%, $41.5 million and 12%, and $32.3 million and 13% for the United Kingdom in fiscal 2021, 2020, and 2019, respectively.

Contract Balances

Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $0.3 million and $0.2 million as of January 31, 2021 and 2020, respectively, which were included within prepaid expenses and other current assets on the consolidated balance sheets.

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a contract. The current portion of deferred revenue balances are recognized over the following 12-month period. The amount of revenue recognized in fiscal 2021, 2020, and 2019 that was included in deferred revenue at the beginning of each period was $216.1 million, $149.6 million, and $101.0 million, respectively.

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

Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates between new and renewal contracts. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years, while commissions paid related to renewal contracts are amortized over the renewal term. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Commissions paid on professional services are typically expensed as incurred. The Company determines the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration the historical initial and renewal contractual terms and estimated renewal rates. The Company determines the period of benefit for renewal subscription contracts by considering the average contractual term for renewal contracts. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of comprehensive loss.

The Company periodically reviews deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a rollforward of the Company’s deferred commissions:

	As of January 31,
	2021	2020
	(In thousands)
Beginning balance	$83,937	$50,890
Additions to deferred commissions	65,639	53,978
Amortization of deferred commissions	(33,404)	(20,508)
Foreign currency translation effect of deferred commissions	3,030	(423)
Ending balance	$119,202	$83,937
Deferred commissions, current (to be recognized in next 12 months)	36,797	25,990
Deferred commissions, net of current portion	82,405	57,947
Total deferred commissions	$119,202	$83,937

Remaining Performance Obligations

As of January 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $817.6 million, which consists of both billed consideration in the amount of $295.5 million and unbilled consideration in the amount of $522.1 million that the Company expects to recognize as revenue. The Company expects to cumulatively recognize approximately 51% and 83% of this amount as revenue in the next 12 months and 24 months, respectively, with the remaining balance recognized thereafter.

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

Advertising Costs

Advertising costs are expensed as incurred in sales and marketing expense and amounted to $13.7 million, $17.7 million, and $15.1 million for fiscal 2021, 2020, and 2019, respectively.

Stock-Based Compensation

Prior to the Initial Public Offering (IPO), the Company’s board of directors determined the fair value of its common stock using various valuation methodologies, including valuation analyses performed by third-party valuation firms. After the IPO, the Company uses the publicly quoted market closing price as reported on the New York Stock Exchange as the fair value of its common stock.

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

Capitalized Software Development Costs

The Company capitalizes software development costs in connection with its cloud-based business modeling and planning software application, as well as certain projects for internal use, as incurred. Qualifying computer software costs that are incurred during the application development stage are capitalized. The Company capitalized $13.6 million, $13.6 million, and $8.1 million related to software costs incurred during fiscal 2021, 2020, and 2019, respectively. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the related software, which is generally two to three years, in cost of subscription revenue.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders adjusts basic net loss per share for the potentially dilutive impact of stock options, restricted stock units, and stock repurchase rights. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of income taxes and reducing the cost and complexity in accounting for income taxes. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

(2) Consolidated Balance Sheet Components

Property and Equipment, net

Property and equipment consisted of the following:

	As of January 31,
	2021	2020
	(In thousands)
Computer and office equipment	$58,231	$46,986
Leasehold improvements	14,055	12,728
Internal-use software	41,475	29,445
Construction in progress	6,941	3,943
Property and equipment, gross	120,702	93,102
Less: accumulated depreciation	(69,099)	(44,463)
Property and equipment, net	$51,603	$48,639

Depreciation expense was $24.5 million, $19.9 million, and $12.7 million for fiscal 2021, 2020, and 2019, respectively.

The Company capitalized $13.6 million and $13.6 million in internal-use software for fiscal 2021 and 2020, of which $3.5 million and $2.3 million was stock-based compensation expense. Amortization of the capitalized internal-use software, included in total depreciation expense above was $9.3 million and $6.1 million for fiscal 2021 and 2020, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	As of January 31,
	2021	2020
	(In thousands)
Vendor accruals	$11,262	$11,098
Accrued commission	12,521	10,033
Accrued bonuses	15,583	14,279
Accrued other payroll liabilities	31,238	21,077
Current portion of finance lease obligations	8,031	6,956
Accrued other	22,872	15,581
Accrued expenses	$101,507	$79,024

Preferred Stock

As of January 31, 2021 and 2020, the authorized preferred stock of the Company consisted of 25 million shares with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of January 31, 2021 and 2020.

(3) Bank Borrowing

In April 2020, the Company entered into the Third Amendment to Credit Agreement and First Amendment to Collateral Agreement with Wells Fargo as administrative agent and lender (the “Third Amendment”). Among other things, the Third Amendment further amends the Credit Agreement entered into with Wells Fargo in April 2018, as amended in September 2018 and October 2019 (the “Credit Agreement”) in order to: (1) increase the aggregate revolving credit commitment amount by $20.0 million, so that the Company may borrow up to $60.0 million under a secured revolving credit facility, subject to the terms of the Credit Agreement including the accounts receivable borrowing base, for general corporate purposes; and (2) extend the maturity date of the revolving credit facility until April 23, 2022. Also, pursuant to the Third Amendment, any loans drawn on the credit facility will incur interest at a rate equal to the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 23, 2022. As of January 31, 2021, the Company had not drawn down any amounts under this agreement. The Company was in compliance with the financial covenants contained in the agreement as of January 31, 2021.

(4) Leases

The Company leases certain facilities under operating leases, and property and equipment under finance leases that expire from fiscal 2021 to 2028.

The components of lease expense were as follows:

	Year Ended January 31,
	2021	2020
	(In thousands)
Operating lease costs	$10,060	$10,748
Finance lease costs
Amortization of assets	$8,510	$5,737
Interest on lease liabilities	725	826
Total finance lease costs	$9,235	$6,563

Supplemental balance sheet information related to leases is as follows:

	As of January 31,
	2021	2020
	(In thousands)
Operating leases:
Operating lease ROU assets	$33,985	$37,875
Operating lease liabilities, current portion	$7,951	$7,278
Operating lease liabilities, net of current portion	30,130	34,017
Total operating lease liabilities	$38,081	$41,295
Finance leases:
Property and equipment, gross	$29,132	$21,321
Less: accumulated depreciation	(15,876)	(7,347)
Property and equipment, net	$13,256	$13,974
Accrued expenses	$8,031	$6,956
Other noncurrent liabilities	5,761	7,261
Total finance lease liabilities	$13,792	$14,217

Weighted-average lease terms and discount rates are as follows:

	As of January 31, 2021
	Operating Leases	Finance Leases
Weighted-average remaining lease terms	4.8 years	1.8 years
Weighted-average discount rates	5.5%	4.4%
	As of January 31, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease terms	5.6 years	2.1 years
Weighted-average discount rates	5.6%	5.3%

Future minimum lease payments under operating leases and finance leases as of January 31, 2021 are as follows:

	As of January 31, 2021
	Operating Leases	Finance Leases
	(In thousands)
Years ending January 31,
2022	$9,944	$8,613
2023	9,417	4,333
2024	8,459	1,326
2025	6,962	—
2026	6,871	—
Thereafter	2,694	—
Total lease payments	44,347	14,272
Less: amount representing interest	(5,811)	(480)
Less: leases less than 12 months	(455)	—
Total lease liabilities	$38,081	$13,792

The Company enters into commitments to lease computer and office equipment for which the timing of the lease payments is not determined until the date of acceptance. As of January 31, 2021, the amounts related to these leases were approximately $7.4  million, which are to be paid over three years after the date of commencement.

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

(6) Acquisition-Related Intangible Assets

The components of identifiable intangible assets included in “Other noncurrent assets” are as follows:

	As of January 31, 2021
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Remaining Amortization Periods
	(In thousands)
Developed technology	$5,200	$(1,387)	$3,813	3.7 years
Customer relationships	2,976	(1,276)	1,700	5.7 years
Total	$8,176	$(2,663)	$5,513

	As of January 31, 2020
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Remaining Amortization Periods
	(In thousands)
Developed technology	$5,200	$(346)	$4,854	4.8 years
Customer relationships	2,976	(977)	1,999	6.8 years
Total	$8,176	$(1,323)	$6,853

Amortization expense of acquisition-related intangible assets was $1.3 million, $0.5 million and $0.2 million for fiscal 2021, 2020, and 2019, respectively.

The expected future intangible assets amortization as of January 31, 2021 is as follows:

As of January 31, 2021
(In thousands)
Years ending January 31,
2022	$1,340
2023	1,340
2024	1,340
2025	993
2026	300
Thereafter	200
Total future intangible assets amortization	$5,513

(7) Common Stock and Employee Stock Plans

As of January 31, 2021, the Company was authorized to issue 1,750,000,000 shares of common stock. Shares were reserved for future issuance as follows:

	As of January 31,
	2021	2020
	(In thousands)
Outstanding stock options	6,600	10,198
Outstanding restricted stock units	8,558	10,260
Outstanding stock purchase rights	—	5
Shares available for future issuances under the 2018 Stock Plan	21,564	17,071
Shares available for future issuances under the 2018 ESPP	3,717	2,786
Total	40,439	40,320

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

In connection with the IPO, the 2012 Plan was terminated and the number of shares of common stock reserved under the 2012 Plan that were not issued or subject to outstanding awards under the 2012 Plan on the IPO date were transferred to the 2018 Plan. As of January 31, 2021, options to purchase and RSUs to convert to a total of 8.0 million shares of common stock were outstanding under the 2012 Plan pursuant to their original terms and no shares were available for future grant.

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

As of January 31, 2021, options to purchase and RSUs to convert to a total of 7.1 million shares of common stock were outstanding under the 2018 Plan. On the first day of each fiscal year of the Company during the term of the 2018 Plan, commencing on February 1, 2019 and ending on (and including) February 1, 2028, the aggregate number of common shares that may be issued under the 2018 Plan shall automatically increase by a number equal to the least of (a) 5% of the total number of common shares issued and outstanding on the last day of the preceding fiscal year, (b) 7,500,000 of common shares subject to anti-dilution adjustments or (c) a number of common shares determined by the Company’s board of directors.

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

For fiscal 2021, 0.4 million shares of common stock were purchased under the ESPP at a weighted-average price of $41.67 per share, and $7.8 million of stock-based compensation expense was recorded. During fiscal 2020, 1.2 million shares of common stock were purchased under the ESPP at a weighted-average price of $15.78 per share, and $5.9 million of stock-based compensation expense was recorded. During fiscal 2019, there was no common stock purchased under the ESPP, and $1.6 million of stock-based compensation expense was recorded.

The Company accounted for the stock purchase rights under ESPP at the grant date (first day of the offering period) by valuing each purchase period separately. The Black-Scholes assumptions used to value the ESPP are as follows:

Year Ended January 31,
	2021	2020	2019
ESPP:
Risk-free interest rate	0.09% - 2.05%	1.52% - 2.69%	2.51% - 2.69%
Expected term (years)	0.50 - 1.00	0.50 - 1.19	0.69 - 1.19
Expected volatility	34.9% - 64.0%	32.5% - 42.9%	32.5% - 34.9%
Expected dividend yield	—	—	—

Stock Purchase Rights (SPRs) with Recourse Notes

SPRs have been issued in exchange for recourse promissory notes with the aggregate price of the underlying shares as the principal amount. The promissory notes are collateralized by the related common stock. Repayment is due between four and twelve years from the date of the promissory notes or earlier in certain circumstances. In addition, any proceeds from the sale of shares purchased with the notes must be applied to repay the outstanding note receivable balance. The Company has a right to repurchase the shares if the employee’s service period is not fulfilled or upon termination of employment at the original per share issuance price. The right of repurchase lapses over an employee service period which is typically four years with 25% vesting on the first anniversary of the vesting commencement date and 1/48 each month thereafter. The Company deemed all employee recourse promissory notes to be non-substantive in nature and therefore the notes are not reflected in the consolidated balance sheets and consolidated statements of stockholders’ equity. Rather, the note issuances and the share purchases are accounted for as share option grants, with the related share-based compensation measured using the Black-Scholes option-pricing model and recognized over the vesting periods.

There were no SPRs issued since fiscal 2017.

Shares underlying the SPRs are presented as outstanding on the consolidated balance sheets and consolidated statements of stockholders’ equity as the shares have voting and dividend rights and are thus considered legally outstanding. There were no outstanding SPRs as of January 31, 2021. During fiscal 2020 and 2019, an immaterial amount and 4.8 million of these underlying shares, respectively, have been excluded from the respective net loss per share calculations because the shares are considered contingently issuable and subject to repurchase.

During fiscal 2021, 2020, and 2019, the recorded stock-based compensation expense related to the SPRs was immaterial.

Share Repurchase

There were no shares repurchased in fiscal 2021. During fiscal 2020 and 2019, the Company repurchased approximately 0.1 million unvested shares from one employee, and 0.2 million unvested shares from one employee, respectively. The share repurchases took place upon termination of employment by cancelling the principal balance of the related note, plus any accrued interest from the date of purchase related to the unvested portion.

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

The Black-Scholes assumptions used to value the employee options at the grant dates are as follows:

Year Ended January 31,
	2021	2020	2019
Stock Options:
Fair value of common stock	$37.61 - $59.91	$32.75 - $58.82	$7.12 - $25.10
Risk-free interest rate	0.36% - 1.40%	1.51% - 2.54%	2.68% - 3.00%
Expected term (years)	5.14 - 6.08	5.07 - 6.25	6.06 - 6.26
Expected volatility	36.9% - 40.3%	37.5% - 38.8%	37.0% - 37.8%
Expected dividend yield	—	—	—

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

A summary of stock option and RSU activities for fiscal 2021 is as follows:

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except weighted average exercise price, average remaining contractual life and weighted average grant date fair value)
Balance as of January 31, 2020	17,071	10,198	$11.69	7.55	$468,079	10,260	$23.70
Shares authorized	6,775	-	-	-	-	-	-
Options granted	(422)	422	38.47	-	-	-	-
Options exercised	-	(2,916)	6.46	-	-	-	-
Options forfeited	1,104	(1,104)	34.97	-	-	-	-
RSUs granted	(4,162)	-	-	-	-	4,162	50.28
RSUs vested	-	-	-	-	-	(4,666)	20.37
RSUs forfeited	1,198	-	-	-	-	(1,198)	33.02
Balance as of January 31, 2021	21,564	6,600	$11.83	6.85	$362,149	8,558	$37.15
Exercisable as of January 31, 2021		6,401	$11.40	6.80	$354,018
Vested and expected to vest as of January 31, 2021		4,521	$8.13	6.41	$264,776	7,416

The total intrinsic value of the options exercised during fiscal 2021, 2020, and 2019 was $129.5 million, $194.1 million, and $24.2 million, respectively. The intrinsic value is calculated as the difference between the fair value of the underlying common stock at the exercise date and the exercise price of the stock option.

The weighted-average grant date fair value of options granted during fiscal 2021, 2020, and 2019 was $14.36, $13.87, and $5.48, respectively.

As of January 31, 2021, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $14.0 million, which is expected to be recognized over a weighted-average period of 2.1 years.

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

As of January 31, 2021, unrecognized stock-based compensation cost related to outstanding unvested RSUs that are expected to vest was $221.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Stock-Based Compensation

The stock-based compensation expense, net of estimated forfeitures, by line item in the accompanying consolidated statements of comprehensive loss is summarized as follows:

	Year Ended January 31,
	2021	2020	2019
	(In thousands)
Cost of subscription revenue	$3,822	$2,547	$831
Cost of professional services revenue	2,481	2,199	851
Research and development	18,715	10,608	3,826
Sales and marketing	48,210	34,428	15,475
General and administrative	30,398	30,264	31,823
Total stock-based compensation expense	$103,626	$80,046	$52,806

The Company’s estimated forfeiture rate is based on accumulated historical forfeiture data.

The capitalized stock-based compensation expense relating to research and development expense was $3.5 million, $2.3 million, and $0.6 million during fiscal 2021, 2020, and 2019, respectively.

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

Cash and cash equivalents included investments in money market funds of $240.0 million at January 31, 2021. The fair value of the money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance.

Other than the money market funds, the Company did not hold any assets or liabilities that are measured at fair value on a recurring basis as of January 31, 2021 or 2020. There were no transfers into or out of Level 1, Level 2, or Level 3 during fiscal 2021, 2020, and 2019.

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

The Company has not incurred any expense in defense or reimbursement of any of its customers for losses related to indemnification provisions, and no material claims against the Company are outstanding as of January 31, 2021 and 2020. The Company’s exposure under these indemnification provisions is generally capped at a fixed amount in many customer agreements and uncapped in others.

Due primarily to the lack of history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement, the Company has determined that potential costs related to indemnification are not probable or estimable and, as such, has not recorded a reserve for fiscal 2021, 2020, or 2019.

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

Legal Matters

On August 24, 2020, a purported stockholder of the Company filed a putative securities class action complaint in the United States District Court for the Northern District of California, captioned Grobler v. Anaplan, Inc., et al., 3:20-cv-05959, against the Company and certain of the Company’s executive officers. The Court appointed a lead plaintiff on November 12, 2020, and on January 6, 2021, the lead plaintiff filed an amended complaint, captioned Sakkal v. Anaplan, Inc., et al. The amended complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Anaplan, Inc. securities between November 21, 2019, and February 26, 2020, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of the Company’s prior public filings regarding the business, operations and prospects of the Company. The Company filed a motion to dismiss the amended complaint on March 8, 2021. At this point, no discovery has occurred in this case. The case is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the defendants, if any. The Company believes that the lawsuit lacks merit and intends to vigorously defend the action. The Company cannot predict the outcome of or is not able to reasonably estimate the amount or range of possible loss from the above described matter.

From time to time, the Company is party to litigation and subject to claims incident to the ordinary course of business. As the Company’s growth continues, the Company may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect the Company’s future results of operations, cash flows, or financial position. The Company is not presently party to any legal proceedings that, in the opinion of management, if determined adversely to the Company, would individually or taken together have a material adverse effect on the Company’s business, operating results, financial condition, or cash flows.

Other Contractual Commitments

Other contractual commitments primarily consist of data center, cloud and IT operations related to our daily business operations. Future minimum payments under our non-cancelable purchase commitments are presented in the table below:

Purchase Obligations
(In thousands)
Year ending January 31,
2022	$30,250
2023	30,912
2024	39,779
2025	37,271
2026	33,219
Thereafter	16,075
Total future minimum payments	$187,506

The table above includes commitments entered into subsequent to the balance sheet date.

(10) Income Taxes

The components of the loss before income taxes were as follows:

	Year Ended January 31,
	2021	2020	2019
	(In thousands)
Domestic	$(157,373)	$(115,107)	$(89,375)
Foreign	7,497	(29,657)	(38,432)
Total	$(149,876)	$(144,764)	$(127,807)

The provision for income taxes was as follows:

	Year Ended January 31,
	2021	2020	2019
	(In thousands)
Current:
Federal	$1,311	$—	$—
State	90	76	244
Foreign	288	1,741	2,078
Total current income tax expense	1,689	1,817	2,322
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	2,402	2,636	887
Total deferred income tax expense	2,402	2,636	887
Total provision for income tax	$4,091	$4,453	$3,209

A reconciliation of the U.S. federal statutory tax rate to the Company’s provision for income taxes was as follows:

	Year Ended January 31,
	2021	2020	2019
	(In thousands)
U.S. federal taxes at statutory tax rate	$(31,474)	$(30,400)	$(26,841)
State taxes, net of federal benefit	(10,479)	(9,427)	(3,413)
Stock-based compensation	(40,853)	(40,628)	(431)
Change in valuation allowance	84,772	98,343	32,828
Foreign income taxed at various rates	(6,623)	(5,986)	1,984
Impact of provision to tax return adjustment	3,640	(9,382)	240
Other	5,108	1,933	(1,158)
Total	$4,091	$4,453	$3,209

Significant components of net deferred tax assets are as follows:

	As of January 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating losses	$282,400	$184,752
Stock-based compensation	13,984	18,234
Accruals and reserves	5,992	4,522
Depreciation and amortization	2,295	253
Lease liabilities	9,524	9,545
Deferred research and development costs	1,321	579
Gross deferred tax assets	315,516	217,885
Valuation allowance	(280,412)	(189,737)
Deferred tax liabilities:
Depreciation and amortization	(4,247)	(3,647)
Accruals and reserves	(2,583)	(2,097)
ROU assets	(7,291)	(8,387)
Deferred commissions	(27,098)	(17,443)
Gross deferred tax liabilities	(41,219)	(31,574)
Total net deferred tax liabilities	$(6,115)	$(3,426)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not that the deferred tax assets will not be realized; accordingly, a valuation allowance has been established on U.S., U.K. and Israel net deferred tax assets. The valuation allowance increased $90.7 million for fiscal 2021 and increased $110.0 million for fiscal 2020.

As of January 31, 2021, the Company has net operating loss carryforwards for federal income tax purposes of $933.0 million available to reduce future income subject to income taxes. The federal net operating loss carryforwards will begin to expire, if not utilized, in fiscal 2029. In addition, the Company has $233.2 million and $330.4 million of net operating loss carryforwards available to reduce future taxable income subject to California state income taxes and all other applicable state jurisdictions, respectively. The California net operating loss carryforwards will begin to expire, if not utilized, in fiscal 2031 through fiscal 2040. The other states’ net operating loss carryforwards will begin to expire at various dates beginning in fiscal 2025 through fiscal 2040, if not utilized. The U.K. net operating loss carryforwards of $235.5 million do not expire.

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

Changes in our unrecognized tax benefits are summarized as follows:

	As of January 31,
	2021	2020
	(In thousands)
Beginning balance	$6,530	$—
Additions for current year items	1,250	—
Mintigo acquisition	—	7,355
Lapse of statute of limitations	(1,519)	(825)
Ending balance	$6,261	$6,530

The Company does not expect any significant change in its unrecognized tax benefits during the next twelve months that would be material to the consolidated financial statements because nearly all of the unrecognized tax benefits have been offset by a deferred tax asset, which has been reduced by a valuation allowance.

The Company files income tax returns for U.S. federal income tax, several U.S. states, and other foreign jurisdictions. The Company’s most significant tax jurisdictions are the United States and the United Kingdom. The Company’s tax years for 2009 and forward are subject to examination by the federal tax authorities. The Company’s tax years for 2009 and forward are subject to examination by the state tax authorities. The Company’s tax years for 2011 and forward are subject to examination by the foreign tax authorities. The Company is currently under examination for income tax in Israel.

(11) Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended January 31,
	2021	2020	2019
	(In thousands, except per share data)
Numerator:
Net loss	$(153,967)	$(149,217)	$(131,016)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	139,499	129,799	53,328
Net loss per share attributable to common stockholders, basic and diluted	$(1.10)	$(1.15)	$(2.46)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of January 31,
	2021	2020	2019
	(In thousands)
Stock options	6,600	10,198	14,986
Stock repurchase rights	—	5	4,776
Restricted stock units	8,558	10,260	10,894
Unvested shares subject to repurchase	—	6	24
Total	15,158	20,469	30,680

(12) Employee Benefit Plans

On January 1, 2013, the Company initiated a savings and retirement plan for employees. The Company’s employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. The plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax-deferred salary deductions and alternative investment options. Employees may contribute up to 90% of their salary up to the statutory prescribed annual limit. The Company also has a defined-contribution retirement plan or participates in government programs that covers substantially all employees in Australia, Canada, France, Germany, India, Israel, Japan, Malaysia, the Netherlands, the Philippines, Singapore, Sweden, Switzerland and the United Kingdom. The Company matches employees’ contributions to the U.S. 401(k) plan, subject to certain limitations. The Company also matches at varying percentages of income, voluntarily or within a statutory scheme, for employees in the countries listed above.

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

Our management, under the supervision of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2021, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of January 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information called for by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2021 and is incorporated herein by reference.

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

(c) Exhibits

The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-K	001-38698	3.1	March 29, 2019

3.2	Amended and Restated Bylaws of Registrant.	10-K	001-38698	3.2	March 29, 2019

4.1	Amended and Restated Investors’ Rights Agreement, dated November 21, 2017, by and among the Registrant and the parties thereto.	S-1	333-227355	4.1	September 14, 2018

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934					X

10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-227355	10.1	October 1, 2018

10.2#	2012 Stock Plan and forms of agreements thereunder.	S-1	333-227355	10.2	September 14, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.3#	The Registrant’s 2018 Equity Incentive Plan, including form agreements.	S-8	333-227798	99.2	October 12, 2018

10.4#	Severance and Change in Control Agreement, dated as of September 28, 2018, by and between the Registrant and Frank Calderoni.	S-1/A	333-227355	10.4	October 1, 2018

10.5#	Severance and Change in Control Agreement, dated as of September 9, 2018, by and between the Registrant and David H. Morton, Jr.	S-1	333-227355	10.16	September 14, 2018

10.6#	The Registrant’s 2018 Employee Stock Purchase Plan.	S-1/A	333-227355	10.7	October 1, 2018

10.7#	Confirmatory Employment Letter, dated September 28, 2018, between the Registrant and Frank Calderoni.	S-1/A	333-227355	10.8	October 1, 2018

10.8#	Employment Agreement, dated September 9, 2018, between the Registrant and David H. Morton, Jr.	S-1	333-227355	10.15	September 14, 2018

10.9#	Employment Agreement, dated January 29, 2019, and Severance and Change in Control Agreement, between the Registrant and Ana Pinczuk.	10-K	001-38698	10.9	March 20, 2020

10.10#	Employment Agreement, dated September 24, 2018, and Severance and Change in Control Agreement, between the Registrant and Vivie Lee.	10-K	001-38698	10.10	March 20, 2020

10.11#	Form of Stock Option Grant Agreement under Anaplan, Inc.’s 2018 Equity Incentive Plan	10-Q	001-38698	10.10	December 10, 2018

10.12#	Compensation Program for Non-Employee Directors.					X

10.13	Credit Agreement between the Registrant and Wells Fargo, National Association.	S-1/A	333-227355	10.13	October 1, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.14	Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, N.A.	10-Q	001-38698	10.1	December 9, 2019

10.15	Third Amendment to Credit Agreement and First Amendment to Collateral Agreement, dated as of April 23, 2020, by and among Anaplan, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto.	8-K	001-38698	10.1	April 29, 2020

10.16	Sublease, dated November 9, 2017, by and among the Registrant and athenahealth, Inc.	S-1/A	333-227355	10.14	October 1, 2018

10.17#	Anaplan, Inc. Cash Incentive Plan Agreement	10-Q	001-38698	10.11	December 10, 2018

21.1	List of Subsidiaries of Registrant.	S-1	333-227355	21.1	September 14, 2018

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained in the signature page to this report).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended January 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101.					X

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

ANAPLAN, INC.

	By:	/s/ Frank Calderoni
Date: March 12, 2021		Frank Calderoni
Chairman & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Frank Calderoni and David H. Morton, Jr. and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, or the Annual Report, including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Calderoni	Chairman and Chief Executive Officer and Director	March 12, 2021
Frank Calderoni	(Principal Executive Officer)

/s/ David H. Morton, Jr.	Executive Vice President and Chief Financial Officer
David H. Morton, Jr.	(Principal Financial Officer)	March 12, 2021

/s/ Gagan Dhingra	Chief Accounting Officer and Corporate	March 12, 2021
Gagan Dhingra	Controller (Principal Accounting Officer)

/s/ Robert E. Beauchamp
Robert E. Beauchamp	Director	March 12, 2021

/s/ Susan L. Bostrom
Susan L. Bostrom	Director	March 12, 2021

/s/ David F. Conte
David F. Conte	Director	March 12, 2021

/s/ Allan Leinwand
Allan Leinwand	Director	March 12, 2021

/s/ Brooke E. Major-Reid
Brooke E. Major Reid	Director	March 12, 2021

/s/ Sandesh Patnam
Sandesh Patnam	Director	March 12, 2021

/s/ Suresh Vasudevan
Suresh Vasudevan	Director	March 12, 2021

/s/ Yvonne Wassenaar
Yvonne Wassenaar	Director	March 12, 2021