Form 10-Q
period 2021-04-30
Anaplan, Inc.
filed 2021-06-03
CIK 1540755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                  to
Commission File Number 001-38698
ANAPLAN, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0897861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of May 28, 2021, the number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding was 144,732,009.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this report are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” or the negative version of these words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include these identifying words. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements contained in this report include, but are not limited to, statements about:
•the impact of the ongoing COVID-19 pandemic, related public health measures and any associated economic uncertainty on our business, operating results and financial condition and the businesses of our customers, prospective customers and partners;
•our anticipated responses to, or actions arising out of, the COVID-19 pandemic;
•our future performance, including our revenue, costs of revenue, gross profit or gross margin, operating expenses, remaining performance obligations, deferred revenue, dollar-based net expansion rate and billings;
•the demand for and benefits from the use of our platform and solutions;
•our growth strategy and ability to compete;
•our ability to sell our platform to new customers;
•our ability to retain, drive user adoption rates and expand use of our platform by our existing customers;
•our ability to develop and maintain a pipeline of qualified and trained users of our platform for utilization with our customers and partners;
•the sufficiency of our cash and cash equivalents to meet our projected operating requirements;
•our ability to maintain the security of our platform, networks and systems and protect the data of our customers;
•our ability to maintain the availability and functionality of our platform;
•the development of our platform on the infrastructure of third-party public cloud partners;
•our ability to achieve widespread market acceptance of our platform;
•the provision of professional services by our partners, including the breadth and volume of such services;
•our ability to successfully expand in our existing markets and into new markets;
•our ability to effectively manage our growth and future expenses;
•our ability to broaden and deepen our partner ecosystem and successfully operationalize our partnerships;
•the utilization of our partner ecosystem to help drive growth;
•our estimated total addressable market;
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to enhance our platform, adapt to technological change and satisfy the cloud infrastructure priorities of our customers;
•our ability to comply with laws, regulations and accounting rules applying to our business, including privacy regulations such as the General Data Protection Regulation;
•anticipated income tax rates, tax estimates and tax standards;
•the recruitment, hiring, training and retention of qualified employees and key personnel including direct sales, research and development and engineering personnel;

•the rate of expansion and productivity of our sales force;
•our anticipated investments in sales and marketing, research and development and other company functions;
•our ability to grow our international business and manage the risks inherent in global operations;
•our ability to realize anticipated benefits from strategic transactions in a timely manner;
•changes in the competitive environment in our industry and the markets in which we operate;
•our ability to manage changes in foreign currency exchange rates and effectively hedge our foreign currency exposure;
•our ability to secure financing on favorable terms, or at all, to satisfy future capital needs; and
•our ability to successfully defend litigation brought against us.
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

PART I
ITEM 1. FINANCIAL STATEMENTS
ANAPLAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	As of
	April 30, 2021	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$327,516	$320,990
Accounts receivable, net of allowances for credit losses of $2,900 and $3,162 as of April 30, 2021 and January 31, 2021, respectively	104,600	147,005
Deferred commissions, current portion	38,414	36,797
Prepaid expenses and other current assets	25,626	24,252
Total current assets	496,156	529,044
Property and equipment, net	55,062	51,603
Deferred commissions, net of current portion	83,935	82,405
Goodwill	32,379	32,379
Operating lease right-of-use assets	37,509	33,985
Other noncurrent assets	9,460	9,709
TOTAL ASSETS	$714,501	$739,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,374	$7,949
Accrued expenses	90,881	101,507
Deferred revenue, current portion	286,922	287,778
Operating lease liabilities, current portion	8,561	7,951
Total current liabilities	393,738	405,185
Deferred revenue, net of current portion	5,739	7,765
Operating lease liabilities, net of current portion	33,152	30,130
Other noncurrent liabilities	19,175	18,032
TOTAL LIABILITIES	451,804	461,112
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,750,000 shares authorized as of April 30, 2021 and January 31, 2021; 144,682 and 143,502 shares issued and outstanding as of April 30, 2021 and January 31, 2021	14	14
Accumulated other comprehensive loss	(8,803)	(7,528)
Additional paid-in capital	969,955	932,505
Accumulated deficit	(698,469)	(646,978)
TOTAL STOCKHOLDERS' EQUITY	262,697	278,013
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$714,501	$739,125
The information as of January 31, 2021, was derived from the Company’s audited Consolidated Balance Sheet as of January 31, 2021.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,
	2021	2020
Revenue:
Subscription revenue	$118,343	$93,824
Professional services revenue	11,482	10,020
Total revenue	129,825	103,844
Cost of revenue:
Cost of subscription revenue	21,329	15,185
Cost of professional services revenue	11,492	9,555
Total cost of revenue	32,821	24,740
Gross profit	97,004	79,104
Operating expenses:
Research and development	33,212	23,762
Sales and marketing	88,470	71,674
General and administrative	24,945	22,428
Total operating expenses	146,627	117,864
Loss from operations	(49,623)	(38,760)
Interest income (expense), net	(151)	511
Other income (expense), net	(459)	(331)
Loss before income taxes	(50,233)	(38,580)
Provision for income taxes	(1,258)	(1,022)
Net loss	(51,491)	(39,602)
Comprehensive loss:
Foreign currency translation adjustments	(1,275)	1,751
Comprehensive loss	$(52,766)	$(37,851)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.29)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	144,161	136,362
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
For the Three Months Ended April 30, 2021
Balance at January 31, 2021	143,502	$14	$932,505	$(7,528)	$(646,978)	$278,013
Stock-based compensation	—	—	35,352	—	—	35,352
Exercise of stock options, net of repurchases and early exercises	357	—	2,098	—	—	2,098
Vesting of restricted stock units	823	—	—	—	—	—
Net loss	—	—	—	—	(51,491)	(51,491)
Foreign currency translation adjustments	—	—	—	(1,275)	—	(1,275)
Balance at April 30, 2021	144,682	$14	$969,955	$(8,803)	$(698,469)	$262,697
For the Three Months Ended April 30, 2020
Balance at January 31, 2020	135,495	$13	$788,447	$(4,326)	$(492,453)	$291,681
Cumulative adjustment upon adoption of ASC 326, Financial Instruments - Credit Losses	—	—	—	—	(558)	(558)
Stock-based compensation	—	—	23,486	—	—	23,486
Exercise of stock options, net of repurchases and early exercises	698	—	3,798	—	—	3,798
Vesting of restricted stock units	938	—	—	—	—	—
Net loss	—	—	—	—	(39,602)	(39,602)
Foreign currency translation adjustments	—	—	—	1,751	—	1,751
Other	—	—	25	—	—	25
Balance at April 30, 2020	137,131	$13	$815,756	$(2,575)	$(532,613)	$280,581
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,491)	$(39,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,970	6,070
Amortization of deferred commissions	9,708	7,718
Stock-based compensation	34,071	22,493
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	2,434	2,852
Other non-cash items	(324)	1,106
Changes in operating assets and liabilities:
Accounts receivable	43,939	12,848
Prepaid expenses and other current assets	(1,301)	1,508
Other noncurrent assets	(108)	114
Deferred commissions	(12,547)	(10,056)
Accounts payable and accrued expenses	(11,120)	(2,546)
Deferred revenue	(4,845)	(3,159)
Payments for operating lease liabilities, net	(2,293)	(2,835)
Other noncurrent liabilities	716	1,985
Net cash provided by (used in) operating activities	13,809	(1,504)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,113)	(1,583)
Capitalized internal-use software	(3,086)	(2,880)
Net cash used in investing activities	(6,199)	(4,463)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,092	3,792
Principal payments on finance lease obligations	(2,520)	(1,728)
Net cash provided by (used in) financing activities	(428)	2,064
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(656)	(743)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	6,526	(4,646)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Beginning of period	320,990	309,894
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - End of period	$327,516	$305,248
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$145	$184
Cash paid for income taxes	$784	$307
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in purchases of property and equipment included in liabilities	$(482)	$1,687
Finance leases for property and equipment	$2,910	$568
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)Summary of Business and Significant Accounting Policies
Description of Business
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
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ending January 31, 2022.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting and include the accounts of the Company and its wholly owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated balance sheet as of January 31, 2021, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of comprehensive loss, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the SEC on March 12, 2021.
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
The Company continues to assess the impact of COVID-19 and as of the date of filing of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require updating significant estimates or judgments or revising the carrying value of the Company's assets or liabilities as presented in the unaudited interim condensed consolidated financial statements. These estimates may change as new events occur and additional information is obtained. Actual results could differ from those estimates and any such differences may be material to our financial statements.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 of the notes to the consolidated financial statements included in the Company’s Form 10-K filed with the SEC on March 12, 2021. There have been no significant changes to these policies during the three months ended April 30, 2021.

Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of income taxes and reducing the cost and complexity in accounting for income taxes. The guidance is effective for interim and annual periods beginning after December 15, 2020. The adoption of the new standard had no material impact on the Company's condensed consolidated financial statements.
(2)Consolidated Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following:

	As of
	April 30, 2021	January 31, 2021
	(In thousands)
Computer and office equipment	$62,643	$58,231
Leasehold improvements	14,337	14,055
Internal-use software	44,975	41,475
Construction in progress	8,967	6,941
Property and equipment, gross	130,922	120,702
Less: accumulated depreciation	(75,860)	(69,099)
Property and equipment, net	$55,062	$51,603
Depreciation expense was $6.6 million and $5.7 million for the three months ended April 30, 2021 and 2020, respectively.
The Company capitalized $4.2 million and $3.8 million in internal-use software in the three months ended April 30, 2021 and 2020, respectively, of which $1.1 million and $1.0 million was stock-based compensation expense for each respective period. Amortization of the capitalized internal-use software, included in total depreciation expense above, was $2.6 million and $2.1 million in the three months ended April 30, 2021 and 2020, respectively.
Accrued Expenses
Accrued expenses consisted of the following:

	As of
	April 30, 2021	January 31, 2021
	(In thousands)
Vendor accruals	$10,600	$11,262
Accrued commission	8,622	12,521
Accrued bonuses	7,925	15,583
Accrued other payroll liabilities	36,864	31,238
Current portion of finance lease obligations	7,658	8,031
Accrued other	19,212	22,872
Accrued expenses	$90,881	$101,507

Preferred Stock
As of April 30, 2021 and January 31, 2021, the authorized preferred stock of the Company consisted of 25 million shares with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of April 30, 2021, and January 31, 2021.
(3)Bank Borrowing
In April 2020, the Company entered into the Third Amendment to Credit Agreement and First Amendment to Collateral Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) as administrative agent and lender (the “Third Amendment”). Among other things, the Third Amendment further amends the Credit Agreement entered into with Wells Fargo in April 2018, as amended in September 2018 and October 2019 (the “Credit Agreement”) in order to: (1) increase the aggregate revolving credit commitment amount by $20.0 million, so that the Company may borrow up to $60.0 million under a secured revolving credit facility, subject to the terms of the Credit Agreement including the accounts receivable borrowing base, for general corporate purposes; and (2) extend the maturity date of the revolving credit facility until April 23, 2022. Also, pursuant to the Third Amendment, any loans drawn on the credit facility will incur interest at a rate equal to the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 23, 2022. As of April 30, 2021, and January 31, 2021, the Company had not drawn down any amounts under this agreement. As of April 30, 2021, the Company was in compliance with the financial covenants contained in the agreement.
(4)Leases
The Company leases certain facilities under operating leases, and property and equipment under finance leases that expire from fiscal 2022 to 2028.
The components of lease expense were as follows:

	Three Months Ended April 30,
	2021	2020
	(In thousands)
Operating lease costs	$2,434	$2,852
Finance lease costs
Amortization of assets	$2,570	$1,785
Interest on lease liabilities	145	184
Total finance lease costs	$2,715	$1,969

Supplemental balance sheet information related to leases is as follows:

	As of
	April 30, 2021	January 31, 2021
	(In thousands)
Operating leases:
Operating lease ROU assets	$37,509	$33,985
Operating lease liabilities, current portion	$8,561	$7,951
Operating lease liabilities, net of current portion	33,152	30,130
Total operating lease liabilities	$41,713	$38,081
Finance leases:
Property and equipment, gross	$32,041	$29,132
Less: accumulated depreciation	(18,446)	(15,876)
Property and equipment, net	$13,595	$13,256
Accrued expenses	$7,658	$8,031
Other noncurrent liabilities	6,346	5,761
Total finance lease liabilities	$14,004	$13,792
Weighted-average lease terms and discount rates are as follows:

	As of April 30, 2021
	Operating Leases	Finance Leases
Weighted-average remaining lease terms	4.5 years	2.0 years
Weighted-average discount rates	5.2%	3.9%
Future minimum lease payments under operating leases and finance leases as of April 30, 2021, are as follows:

	As of April 30, 2021
	Operating Leases	Finance Leases
	(In thousands)
Years ending January 31,
2022(remaining 9 months)	$7,554	$6,795
2023	10,779	5,339
2024	9,879	2,331
2025	8,317	184
2026	7,855	—
Thereafter	2,452	—
Total lease payments	46,836	14,649
Less: amount representing interest	(4,956)	(645)
Less: leases less than 12 months	(167)	—
Total lease liabilities	$41,713	$14,004
The Company enters into commitments to lease computer and office equipment for which the timing of the lease payments is not determined until the date of commencement. As of April 30, 2021, the amounts related to these leases were approximately $4.4 million, which are to be paid over three years after the date of commencement.

(5) Acquisition-Related Intangible Assets
The components of identifiable intangible assets included in other noncurrent assets are as follows:

	As of
	April 30, 2021	January 31, 2021
	(In thousands)
Developed technology	$5,200	$5,200
Customer relationships	2,976	2,976
Intangible assets, gross	$8,176	$8,176
Less: accumulated amortization	(2,998)	(2,663)
Intangible assets, net	$5,178	$5,513
Amortization expense of acquisition-related intangible assets was immaterial for the three months ended April 30, 2021 and 2020.
The expected future intangible assets amortization as of April 30, 2021 is as follows:

As of April 30, 2021
(In thousands)
Years ending January 31,
2022 (remaining 9 months)	$1,005
2023	1,340
2024	1,340
2025	993
2026	300
Thereafter	200
Total future intangible assets amortization	$5,178

(6) Employee Stock Plans
As of April 30, 2021 and January 31, 2021, the Company was authorized to issue 1,750,000,000 shares of common stock. Shares were reserved for future issuance as follows:

	As of
	April 30, 2021	January 31, 2021
	(In thousands)
Outstanding stock options	6,236	6,600
Outstanding restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs")	9,789	8,558
Shares available for future issuances under the 2018 Stock Plan	26,692	21,564
Shares available for future issuances under the 2018 ESPP	5,152	3,717
Total	47,869	40,439

Stock Options
A summary of stock option activity for the three months ended April 30, 2021, was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)		(In thousands)
Balance as of January 31, 2021	6,600	$11.83	$362,149
Options exercised	(357)	5.86	—
Options forfeited	(7)	6.26	—
Balance as of April 30, 2021	6,236	$12.18	$296,046
Exercisable as of April 30, 2021	6,087	$11.80	$291,293
Vested and expected to vest as of April 30, 2021	4,542	$8.64	$231,713
As of April 30, 2021, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $12.0 million, which is expected to be recognized over a weighted-average period of 1.9 years.
RSUs and PSUs
A summary of RSUs and PSUs activities for the three months ended April 30, 2021, was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Balance as of January 31, 2021	8,558	$37.15
RSUs and PSUs granted	2,280	61.98
RSUs and PSUs vested	(823)	32.62
RSUs and PSUs forfeited	(226)	44.03
Balance as of April 30, 2021	9,789	$43.15
As of April 30, 2021, unrecognized stock-based compensation cost related to outstanding unvested RSUs that are expected to vest was $293.5 million, which is expected to be recognized over a weighted-average period of 3.0 years.
In the first quarter of fiscal 2022, the Company granted PSUs to certain senior executive officers under the 2018 Stock Plan. PSUs are subject to service-based and market-based vesting conditions. The number of shares that could be earned is based on our total stockholder return as compared to the constituents of the S&P Software & Services Select Index over 1-year, 2-year and 3-year cumulative performance periods inclusive of our fiscal 2022 through the fiscal year ended January 31, 2024. The number of shares that could be earned will range from 0% to 200% of the target number of shares. The fair value of the PSUs grant was determined using a Monte Carlo simulation approach. The compensation cost is recognized under the accelerated attribution method.
As of April 30, 2021, unrecognized stock-based compensation cost related to outstanding unvested PSUs that are expected to vest was $12.8 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Stock-Based Compensation
The stock-based compensation expense, net of estimated forfeitures, by line item in the accompanying condensed consolidated statements of comprehensive loss is summarized as follows:

	Three Months Ended April 30,
	2021	2020
	(In thousands)
Cost of subscription revenue	$1,522	$708
Cost of professional services revenue	831	508
Research and development	6,966	3,646
Sales and marketing	16,633	10,031
General and administrative	8,119	7,600
Total stock-based compensation expense	$34,071	$22,493
The Company’s estimated forfeiture rate is based on accumulated historical forfeiture data.
(7) Fair Value Measurements
Cash and cash equivalents included investments in money market funds of $252.4 million and $240.0 million at April 30, 2021 and January 31, 2021, respectively. The fair value of the money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance.
Other than the money market funds, the Company did not hold any assets or liabilities that are measured at fair value on a recurring basis as of April 30, 2021, and January 31, 2021. There were no transfers into or out of Level 1, Level 2, or Level 3 during the three months ended April 30, 2021 and 2020.
(8) Revenue Recognition
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
Disaggregation of Revenue
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud-based application:

	Three Months Ended April 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(In thousands, except percentage data)
Americas	$71,254	55%	$60,070	58%
EMEA	43,658	34	32,843	32
APAC	14,913	11	10,931	10
Total	$129,825	100%	$103,844	100%
The United States and the U.K. were the only two countries that represented more than 10% of the Company’s total revenue in any period. Revenue in the United States and as a percentage of total revenue comprised of $68.0 million and 52%, and $57.7 million and 56% in the three months ended April 30, 2021 and 2020, respectively. Revenue in the U.K. comprised of $15.7 million and 12%, and $12.0 million and 12% in the three months ended April 30, 2021 and 2020, respectively.

Contract Balances
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $0.2 million and $0.3 million as of April 30, 2021, and January 31, 2021, respectively, which were included within prepaid expenses and other current assets and other noncurrent assets on the condensed consolidated balance sheets.
Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a contract. The current portion of deferred revenue balances are recognized over the following 12-month period. The amount of revenue recognized in the three months ended April 30, 2021 and 2020 that was included in deferred revenue at the beginning of each period was $107.3 million and $88.6 million, respectively.
Remaining Performance Obligation
As of April 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $832.3 million, which consists of both billed consideration in the amount of $292.7 million and unbilled consideration in the amount of $539.6 million that the Company expects to recognize as revenue in the future periods. The Company expects to cumulatively recognize approximately 53% and 84% of this amount as revenue in the next 12 months and 24 months, respectively, with the remaining balance recognized thereafter.
As of January 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $817.6 million, which consists of both billed consideration in the amount of $295.5 million and unbilled consideration in the amount of $522.1 million that the Company expects to recognize as revenue in the future periods. The Company expects to recognize 51% and 83% of this amount as revenue in the next 12 months and 24 months, respectively, with the remaining balance recognized thereafter.
The Company applied a practical expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less.
(9) Commitments and Contingencies
On August 24, 2020, a purported stockholder of the Company filed a putative securities class action complaint in the United States District Court for the Northern District of California, captioned Grobler v. Anaplan, Inc., et al., 3:20-cv-05959, against the Company and certain of the Company’s executive officers. The Court appointed a lead plaintiff on November 12, 2020, and on January 6, 2021, the lead plaintiff filed an amended complaint, captioned Sakkal v. Anaplan, Inc., et al. The amended complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Anaplan, Inc. securities between November 21, 2019, and February 26, 2020, inclusive. The claims are based upon allegations that the defendants misrepresented and/or omitted material information in certain of the Company’s prior public filings regarding the business, operations and prospects of the Company. The Company filed a motion to dismiss the amended complaint on March 8, 2021, and the plaintiff filed opposition to the motion on May 7, 2021 . At this point, no discovery has occurred in this case. The case is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the defendants, if any. The Company believes that the lawsuit lacks merit and intends to vigorously defend the action. The Company cannot predict the outcome of or is not able to reasonably estimate the amount or range of possible loss from the above described matter.
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
(10) Income Taxes
The Company computed its interim provision using its estimated annual effective tax rate. The Company’s income tax expense was $1.3 million and $1.0 million during the three months ended April 30, 2021 and 2020, respectively.

(11) Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended April 30,
	2021	2020
	(In thousands, except per share data)
Numerator:
Net loss	$(51,491)	$(39,602)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	144,161	136,362
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.29)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of April 30,
	2021	2020
	(In thousands)
Stock options	6,236	9,802
RSUs and PSUs	9,789	10,184
Total	16,025	19,986

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC on March 12, 2021. This discussion contains forward-looking statements that involve risks and uncertainties as discussed in “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the current COVID-19 pandemic, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q. Our fiscal year ends January 31.
Overview
Anaplan is a cloud-native enterprise SaaS company and a market leader, empowering global enterprises to orchestrate transformative business performance. Our customers rely on the Anaplan platform—powered by our proprietary Hyperblock® technology—to connect teams, systems, and insights from across their organizations to continuously adapt to change, transform how they operate, and reinvent value creation. Our cloud platform empowers enterprises to orchestrate complex scenario planning and conduct continuous forecasting to systematically identify possibilities, seize opportunities, and reduce risk. Users of our platform can view and assess the impact of assumptions on plans and key performance indicators in real time and across multiple business dimensions. The Anaplan platform enables businesses to be more agile, make better decisions and to plan and execute their ongoing digital transformation to compete in today’s digital economy.
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
We derive the substantial majority of our revenue from subscriptions for users on our platform. Our initial subscription term is typically two to three years, although some customers commit for shorter periods. We generally bill our customers annually in advance. We also offer professional services, including consulting, implementation, and training, but are increasingly leveraging our partners to provide these services. During the three months ended April 30, 2021 and 2020, subscription revenue was $118.3 million and $93.8 million, respectively, representing a year-over-year subscription revenue growth rate of 26%. During the three months ended April 30, 2021 and 2020, services revenue was $11.5 million and $10.0 million, respectively. Our subscription revenue as a percentage of total revenue was 91% and 90% in the three months ended April 30, 2021 and 2020, respectively.
During the three months ended April 30, 2021 and 2020, our total revenue was $129.8 million and $103.8 million, respectively. Approximately 48% and 44% of our total revenue was generated from outside of the United States in the three months ended April 30, 2021 and 2020, respectively. Our net loss was $51.5 million and $39.6 million in the three months ended April 30, 2021 and 2020, respectively.

We believe that our focus on customer success allows us to retain and expand the subscription revenue generated from our existing customers, and is an indicator of the long-term value of our customer relationships for Anaplan as a whole. We track our performance in this area by measuring our dollar-based net expansion rate, which compares our annual recurring revenue from the same set of customers across comparable periods. The dollar-based net expansion rate was 118% and 114% as of April 30, 2021, and January 31, 2021, respectively.
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
The number of customers with greater than $250,000 of annual recurring revenue was 473 and 453 as of April 30, 2021, and January 31, 2021, respectively. We monitor this metric and believe it is a useful tool to investors, as an indicator of the scale of customer adoption and expansion of our platform.
We define calculated billings as total revenue plus the change in deferred revenue in the period. Calculated billings in any particular period is comprised of subscription contracts with existing customers (including renewal contracts and add-on contracts), subscription contracts with new customers, and contracts for professional services. Calculated billings is intended to provide information about our subscription revenue growth over time and can typically be seen as an early indicator of trends in revenue growth. While calculated billings can increase as our revenues grow, it may significantly fluctuate from period to period for several reasons, including the timing of contracted billings, the timing of renewals, and other factors. See Part II, Item 1A, “Risk Factors—Operational Risks—The sum of our revenue and changes in deferred revenue may not be an accurate indicator of business activity within a period” for a description of some limitations in the use of calculated billings.
Calculated billings is calculated as follows:

	Three Months Ended April 30,
	2021	2020
	(In thousands)
Total revenue	$129,825	$103,844
Add: Deferred revenue (end of period)	292,661	212,238
Less: Deferred revenue (beginning of period)	(295,543)	(220,208)
Calculated billings	$126,943	$95,874

We regularly evaluate acquisitions or investment opportunities in complementary businesses, services and technologies and intellectual property rights as a means to expand our offerings through a disciplined and strategic acquisition process. We may continue to make such acquisitions and investments in the future, and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business.
COVID-19 Update
The COVID-19 pandemic continues to persist. While the broader implications of the COVID-19 pandemic on our business, results of operations, and overall financial performance remain uncertain, the economic effects of the COVID-19 pandemic have negatively impacted our financial performance, and we currently expect they will continue to do so, at least for the immediate future. We have seen and may continue to see in certain geographies some of our customers and prospective customers defer or delay buying decisions and project implementations and prolonged sales cycles. We have seen and may continue to see these deferrals and delays impact our new business pipeline and large deals, including delays in deals arising out of our strategic relationships with our global partners. We may also experience contraction in our existing customer base. These and other changes in customer demand for our solutions could materially and adversely impact our business, results of operations, and overall financial performance in future periods.

As the impact of the COVID-19 pandemic continues to unfold around the world, we remain focused on supporting our employees, customers, and partners. In response to the COVID-19 pandemic, we modified the manner in which we operate to prioritize the health and safety of our employees, customers and the communities in which we operate. Among other modifications, we required our employees to work remotely, maintained business-related travel restrictions, and virtualized, postponed or cancelled our sales and marketing, employee or industry events. For the immediate future, we intend to continue to operate in a modified manner, although our approach may vary among geographies depending on local authority guidelines. We are slowly moving toward normal operations on a market-by-market basis in accordance with local authority guidelines, and ensuring that our return to in-person work is thoughtful, prudent, and handled with an abundance of caution with the health of our employees being the top priority. When we determine that it is safe for employees to return to our offices, we have developed health and safety procedures to enable our employees to do so safely. The impact, if any, of these and any additional operational changes we may implement is uncertain, but we currently believe the changes we have implemented have not materially affected, and are not expected to have a material and adverse effect on, our ability to maintain financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
The extent to which the ongoing COVID-19 pandemic, and associated global economic uncertainty, may impact our business will depend on future developments, including the duration and spread of the pandemic; the scope and effectiveness of precautionary measures designed to contain and prevent the spread of COVID-19; and the impact on our current and prospective customers, employees, and partners; all of which are highly uncertain and cannot be predicted at this time. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn may limit the effectiveness of our mitigation efforts. In addition, even after the immediate impacts of the pandemic on the global economy and our business subside, the residual effects of the pandemic may present additional challenges to our business that are currently difficult to predict. We are continuing to monitor the actual and potential effects of the COVID-19 pandemic on our business. See Part II, Item 1A, “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. See Part II, Item 1A, “Risk Factors”. If we are unable to address these challenges, our business and operating results could be adversely affected.
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
Expansion of existing customers.    We employ a “land and expand” approach, with many of our customers initially deploying our product for a specific use case and group of users. Once they realize the benefits and wide applicability of our platform, many of our customers subsequently renew their subscriptions and expand the number of users or use cases within and across lines of business and geographies as they continue unlocking the agile enterprise planning and operating model across functional boundaries. As a result, we are able to generate a significant increase in revenue from the expanded use of our platform across the enterprise. Going forward we are focused on targeting customers where the opportunity for expansion and need for our planning solutions are greatest. Our future revenue growth and our ability to achieve and maintain profitability is dependent upon our ability to maintain existing customer relationships and to continue to expand our customers’ use of our platform.

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
International sales.    Our total revenue generated outside of the United States during the three months ended April 30, 2021 and 2020, was approximately 48% and 44%, respectively, of our total revenue. We believe global demand for our platform will continue to develop as organizations experience the benefits that our platform can provide to international enterprises with complex planning needs spanning multiple geographies. Accordingly, we believe there is significant opportunity to grow our international business. We have invested, and plan to invest, ahead of this potential demand in personnel, marketing, and access to data center capacity to support our international growth.
Partner ecosystem.    Our partner ecosystem extends our geographic coverage, accelerates the usage and adoption of our platform, and enables more efficient delivery of service solutions. We intend to augment and deepen our partnerships with strategic and advisory consulting, systems integration, public cloud and technology firms. We believe our partners’ scale and route to market can significantly contribute to our ability to penetrate our addressable market, extend our geographic coverage, and extend usage and adoption of our platform.
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
Subscription Revenue
Subscription revenue accounted for 91% and 90% of our total revenue for the three months ended April 30, 2021 and 2020, respectively. Subscription revenue is driven primarily by the number of customers, the number of users at each customer, the price of user subscriptions, and renewal rates.
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
Most of our contracts are non-cancelable over the contract term. We had remaining performance obligations, or backlog, in the amount of $832.3 million and $817.6 million as of April 30, 2021 and January 31, 2021, respectively, consisting of both billed and unbilled consideration.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended April 30,
	2021	2020
	(In thousands)
Revenue:
Subscription revenue	$118,343	$93,824
Professional services revenue	11,482	10,020
Total revenue	129,825	103,844
Cost of revenue:
Cost of subscription revenue (1)	21,329	15,185
Cost of professional services revenue (1)	11,492	9,555
Total cost of revenue	32,821	24,740
Gross profit	97,004	79,104
Operating expenses:
Research and development (1)	33,212	23,762
Sales and marketing (1)	88,470	71,674
General and administrative (1)	24,945	22,428
Total operating expenses	146,627	117,864
Loss from operations	(49,623)	(38,760)
Interest income (expense), net	(151)	511
Other income (expense), net	(459)	(331)
Loss before income taxes	(50,233)	(38,580)
Provision for income taxes	(1,258)	(1,022)
Net loss	$(51,491)	$(39,602)

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$1,522	$708
Cost of professional services revenue	831	508
Research and development	6,966	3,646
Sales and marketing	16,633	10,031
General and administrative	8,119	7,600
Total stock-based compensation expense	$34,071	$22,493
Three Months Ended April 30, 2021 and 2020
Revenue

	Three Months Ended April 30,
	2021	2020	% Change
	(In thousands, except percentage data)
Subscription revenue	$118,343	$93,824	26%
Professional services revenue	11,482	10,020	15
Total revenue	$129,825	$103,844	25

Total revenue was $129.8 million in the three months ended April 30, 2021, compared to $103.8 million in the three months ended April 30, 2020, an increase of $26.0 million, or 25%.
Subscription revenue was $118.3 million, or 91% of total revenue, in the three months ended April 30, 2021, compared to $93.8 million, or 90% of total revenue, in the three months ended April 30, 2020, an increase of $24.5 million, or 26%. The increase in subscription revenue was primarily driven by existing customers expanding their use of our platform, which accounted for 65% of the increase, and acquisition of new customers, which accounted for approximately 35% of the increase.
Professional services revenue was $11.5 million in the three months ended April 30, 2021, compared to $10.0 million in the three months ended April 30, 2020, an increase of $1.5 million, or 15%. The increase in professional services revenue was primarily driven by sales of our professional services resulting from the growth of our customer base.
Cost of Revenue

	Three Months Ended April 30,
	2021	2020	% Change
	(In thousands, except percentage data)
Cost of subscription revenue	$21,329	$15,185	40%
Cost of professional services revenue	11,492	9,555	20
Total cost of revenue	$32,821	$24,740	33
Total cost of revenue was $32.8 million in the three months ended April 30, 2021, compared to $24.7 million in the three months ended April 30, 2020, an increase of $8.1 million, or 33%.
Cost of subscription revenue was $21.3 million in the three months ended April 30, 2021, compared to $15.2 million in the three months ended April 30, 2020, an increase of $6.1 million, or 40%. The increase in cost of subscription revenue was primarily due to an increase in salaries and bonuses, and benefits costs of $2.4 million, including stock-based compensation, an increase in hosting costs of $1.8 million, and an increase in amortization of our equipment leases and capitalized software development costs of $1.1 million.
Cost of professional services revenue was $11.5 million in the three months ended April 30, 2021, compared to $9.6 million in the three months ended April 30, 2020, an increase of $1.9 million, or 20%. The increase in cost of professional services revenue was primarily due to an increase in salaries and bonuses, and benefits costs of $1.6 million, including stock-based compensation.
Gross Profit and Gross Margin

	Three Months Ended April 30,
	2021	2020	% Change
	(In thousands, except percentage data)
Subscription gross profit	$97,014	$78,639	23%
Professional services gross profit	(10)	465	(102)
Total gross profit	$97,004	$79,104	23
Subscription gross margin	82%	84%
Professional services gross margin	—%	5%
Total gross margin	75%	76%
Gross profit was $97.0 million in the three months ended April 30, 2021, compared to $79.1 million in the three months ended April 30, 2020, an increase of $17.9 million, or 23%. The increase in gross profit was the result of the increases in our subscription revenue primarily driven by existing customers expanding their use of our platform and acquisition of new customers in the three months ended April 30, 2021.

Gross margin was 75% in the three months ended April 30, 2021, compared to 76% in the three months ended April 30, 2020. The decrease was primarily due to higher hosting costs, partially offset by an increase in subscription revenue, which generates a significantly higher gross margin than our professional services revenue, as a percentage of total revenue.
Our gross margins can fluctuate from quarter to quarter as a result of the requirements, complexity, and timing of our customers’ implementation projects that can vary significantly.
Operating Expenses

	Three Months Ended April 30,
	2021	2020	% Change
	(In thousands, except percentage data)
Operating expense:
Research and development	$33,212	$23,762	40%
Sales and marketing	88,470	71,674	23
General and administrative	24,945	22,428	11
Total operating expenses	$146,627	$117,864	24
Research and Development
Research and development expenses were $33.2 million in the three months ended April 30, 2021, compared to $23.8 million in the three months ended April 30, 2020, an increase of $9.4 million, or 40%. The increase was primarily due to an increase in salaries and bonuses, and benefits costs related to an increase in headcount of $9.8 million (which included an increase in stock-based compensation of $3.3 million), partially offset by a decrease of $0.4 million in consulting costs.
Sales and Marketing
Sales and marketing expenses were $88.5 million in the three months ended April 30, 2021, compared to $71.7 million in the three months ended April 30, 2020, an increase of $16.8 million, or 23%. The increase was primarily due to an increase in salaries and bonuses, and benefits costs related to an increase in headcount of $16.3 million (which included an increase in stock-based compensation of $6.6 million and an increase in commission expenses of $2.6 million), partially offset by a reduction of $1.0 million of discretionary spend such as marketing events and travel related expenses due to the COVID-19 pandemic.
General and Administrative
General and administrative expenses were $24.9 million in the three months ended April 30, 2021, compared to $22.4 million in the three months ended April 30, 2020, an increase of $2.5 million, or 11%. The increase was primarily due to an increase in salaries and bonuses, and benefits costs of $2.8 million, including stock-based compensation, partially offset by a decrease in allowance for credit losses of $0.6 million.
Other Income (Expense), Net

	Three Months Ended April 30,
	2021	2020	% Change
	(In thousands, except percentage data)
Interest income (expense), net	$(151)	$511	(130)%
Other income (expense), net	(459)	(331)	39

Interest income (expense), net
Interest income (expense), net decreased by $0.7 million in the three months ended April 30, 2021. The decrease in interest income (expense), net was primarily due to lower interest income from our cash and cash equivalents as a result of lower interest rates in the three months ended April 30, 2021 compared to the three months ended April 30, 2020.
Other income (expense), net
Other income (expense), net was a loss of $0.5 million in the three months ended April 30, 2021, compared to a loss of $0.3 million in the three months ended April 30, 2020, an increase in expense of $0.2 million, or 39%. The change was primarily due to currency fluctuations and the related remeasurements during the periods.
Provision for Income Taxes

	Three Months Ended April 30,
	2021	2020	% Change
	(In thousands, except percentage data)
Provision for income taxes	$(1,258)	$(1,022)	23%
The provision for income taxes was $1.3 million in the three months ended April 30, 2021, compared to $1.0 million in the three months ended April 30, 2020, an increase of $0.3 million or 23%. The increase in provision for income taxes was primarily due to an increase in taxable income generated from intercompany cost-plus arrangements in certain European and Asian countries.
Liquidity and Capital Resources
As of April 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $327.5 million, which were held for working capital purposes and strategic initiatives. Our cash equivalents are comprised primarily of money market funds and bank deposits.
Cash from operations could be affected by various risks and uncertainties, including but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A, “Risk Factors”.  We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform offerings, and the continuing market acceptance of the platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Loan and Credit Facility Agreements
In April 2020, we entered into the Third Amendment to Credit Agreement and First Amendment to Collateral Agreement with Wells Fargo as administrative agent and a lender (the “Third Amendment”). Among other things, the Third Amendment further amends the Credit Agreement entered into with Wells Fargo in April 2018, as amended in September 2018 and October 2019 (the “Credit Agreement”) in order to (1) increase the aggregate revolving credit commitment amount by $20.0 million, so that we may borrow up to $60.0 million under a secured revolving credit facility, subject to the terms of the Credit Agreement including the accounts receivable borrowing base, for general corporate purposes, and (2) extend the maturity date of the revolving credit facility until April 23, 2022. Also, pursuant to the Third Amendment, any loans drawn on the credit facility will incur interest at a rate equal to the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 23, 2022. As of April 30, 2021 and January 31, 2021, we had not drawn down any amounts under this agreement.

As part of the Credit Agreement, we granted Wells Fargo a first priority lien in our accounts receivable, all of the issued shares of capital stock and equity interests in certain of our subsidiaries, and other corporate assets and agreed not to pledge our intellectual property to other parties. The Credit Agreement, as amended by the Third Amendment, includes affirmative and negative covenants, including financial covenants requiring the maintenance of: (1) minimum tangible net worth (defined as assets, excluding intangible assets, less liabilities) as of the last day of any fiscal quarter of not less than $150.0 million for any fiscal quarter ending on or prior to January 31, 2021 and $125.0 million for any fiscal quarter ending thereafter, and (2) minimum billings for the most recent twelve months ending as of the last day of any fiscal quarter of not less than $350.0 million. As of April 30, 2021, we were in compliance with the financial covenants contained in the Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2021	2020
	(In thousands)
Net cash provided by (used in) operating activities	$13,809	$(1,504)
Net cash used in investing activities	(6,199)	(4,463)
Net cash provided by (used in) financing activities	(428)	2,064
Operating Activities
Net cash provided by operating activities of $13.8 million for the three months ended April 30, 2021, reflecting a net loss of $51.5 million, adjusted by non-cash charges for stock-based compensation of $34.1 million, amortization of deferred commissions of $9.7 million, depreciation and amortization of $7.0 million, amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $2.4 million. Changes in working capital were favorable to cash flows from operations by $12.4 million primarily due to a decrease in accounts receivable of $43.9 million due to timing of customer billings and collections, and an increase in other noncurrent liabilities of $0.7 million, partially offset by an increase in deferred commissions of $12.5 million related to commissions capitalized on our sales, a decrease in accounts payable and accrued expenses of $11.1 million due to timing of payments, a decrease in deferred revenue balance of $4.8 million, net payments for operating lease liabilities of $2.3 million, and an increase in prepaid expenses and other current assets of $1.3 million.
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
Investing Activities
Net cash used in investing activities for the three months ended April 30, 2021 of $6.2 million was related to the capitalization of internal-use software of $3.1 million as we expanded our platform and increased our development efforts, and purchases of property and equipment of $3.1 million related to our growth.
Net cash used in investing activities for the three months ended April 30, 2020 of $4.5 million was related to the capitalization of internal-use software of $2.9 million as we expanded our platform and increased our development efforts, and purchases of property and equipment of $1.6 million related to our growth.

Financing Activities
Net cash used in financing activities for the three months ended April 30, 2021 of $0.4 million consisted primarily of $2.5 million principal payment on finance lease obligations, offset by $2.1 million in proceeds from the exercise of stock options.
Net cash provided by financing activities for the three months ended April 30, 2020 of $2.1 million consisted primarily of $3.8 million in proceeds from the exercise of stock options, partially offset by $1.7 million principal payment on finance lease obligations.
Commitments and Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations and commitments during the three months ended April 30, 2021 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the SEC on March 12, 2021.
Off-Balance Sheet Arrangements
Through April 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
During the three months ended April 30, 2021, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2021 filed with the SEC on March 12, 2021.
Recent Accounting Pronouncements
See “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Swedish Krona and Singapore Dollar. Fluctuations in foreign currency exchange rates, including those resulting from COVID-19 pandemic, may cause variability in our results of operations. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for the three months ended April 30, 2021 and 2020.

Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of April 30, 2021, we had cash and cash equivalents of $327.5 million, which consisted primarily of money market funds and bank deposits. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. A hypothetical 10% change in interest rates would not have had a material impact on our operating results for the three months ended April 30, 2021 and 2020.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 9, “Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
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
•The ongoing COVID-19 pandemic, and resulting global economic uncertainty, has impacted how we, our customers, and our partners are operating, and could result in a material adverse effect on our business, financial condition, operating results and cash flows.
•We have a limited history of operating at our current scale and under our current strategy, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.
•Our recent revenue growth rates may not be indicative of our future performance or growth.
•We have a history of net losses, we anticipate increasing our operating expenses in the future, and we do not expect to be profitable for the near future.
•Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
•We have experienced rapid growth and expect to continue to invest in our growth in the future. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or adequately address competitive challenges and our business, financial condition and results of operations may be adversely affected.
•We derive substantially all of our revenue from a single software platform and if our platform fails to satisfy customer demands or to achieve widespread market acceptance it would adversely affect our business, operating results, financial condition, and growth prospects.
•If we are unable to attract new customers, both domestically and internationally, the growth of our revenue will be adversely affected and our business may be harmed.
•Our business depends substantially on our customers renewing their subscriptions and expanding their use of our platform. If our customers do not renew their subscriptions, if they renew on less favorable terms, or if they fail to add more users in more functional areas or upgrade to a higher level of functionality on our platform, our business and operating results will be adversely affected.
•Failure to effectively expand our sales and marketing capabilities, including to hire and retain direct sales personnel, could harm our ability to increase our customer base and achieve broader market acceptance of our service.

•Our growth depends in part on the success of our strategic relationships with third parties and their continued performance.
•If our customers and partners do not have access to highly skilled and trained users of our platform, our customers may not be able to unlock the full potential of our platform, customer satisfaction may suffer, and our results of operations, financial condition and growth prospects may be adversely affected.
•If we fail to continue to enhance our platform, satisfy the cloud infrastructure priorities of our clients or adapt to rapid technological change, our ability to remain competitive could be impaired.
•If we experience a security incident affecting our platform, networks, systems or data or the data of our customers, or are perceived to have experienced such a security incident, our platform may be perceived as not being secure, our reputation may be harmed, customers may reduce the use of or stop using our platform, we may incur significant liabilities, and our business could be materially adversely affected.
•Real or perceived errors, failures, bugs, service outages, or disruptions in our platform could adversely affect our reputation and harm our business.
•We depend on the experience and expertise of our senior management team and certain key employees, especially engineering, research and development and sales personnel, and our inability to retain these executive officers and key employees or recruit them in a timely manner, could harm our business, operating results, and financial condition.
•The markets in which we participate are intensely competitive, and if we do not compete effectively, our business and operating results could be adversely affected.
•Because we collect, process and store personal information and furthermore, because our platform could be used by customers to do the same, evolving domestic and international privacy and security laws, regulations and other obligations could result in additional costs and liabilities to us or inhibit sales of our platform.
If we are unable to adequately address these and other risks we face, our business, financial condition, operating results, and prospects may be adversely affected.
Operational Risks
The ongoing COVID-19 pandemic, and resulting global economic uncertainty, has impacted how we, our customers, and our partners are operating, and could result in a material adverse effect on our business, financial condition, operating results and cash flows.
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

As a result of the COVID-19 pandemic, we continue to operate in a modified manner employing precautionary measures designed to protect the health of our employees while enabling us to support our customers and partners. Among other modifications, we required our employees to work remotely, maintained business-related travel restrictions, and virtualized, postponed or cancelled our sales and marketing, employee or industry events. For the immediate future, we intend to continue to operate in a modified manner, although our approach may vary among geographies depending on local authority guidelines. These business modifications have and may continue to result in inefficiencies, delays and additional costs in our sales and marketing, professional services and research and development efforts, which could have an adverse effect on our operations. In regions where we permit our employees to return to our offices and we resume in-person sales and marketing, employee and industry events, we may face additional challenges and incur additional costs, including those associated with managing personnel and workplace safety protocols, disparate regional safety guidelines and workplace or labor disputes or claims related to COVID-19, which could negatively impact our business.
The remote work measures that we implemented have generally allowed us to provide uninterrupted service to our customers, but have affected the way we conduct our sales, research and development, testing, customer support, and other activities. While we have not observed significant impacts to the productivity of our workforce, working remotely poses additional operational challenges that may impact productivity in the future. Working remotely has made our employees more reliant on cloud-based communication services, and if those services are interrupted, or are less secure, employee productivity could be harmed. Our employees may also face unexpected child-care or other related family responsibilities while working from home that could impact productivity and employee retention. In addition, work-from-home and related business practice modifications present significant challenges to maintaining our corporate culture, including employee engagement, productivity and retention, both during the immediate pandemic crisis and as we make additional adjustments in the eventual transition from it. Our remote work measures and in-person safety protocols may not be sufficient to mitigate the risks posed by the COVID-19 pandemic, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.
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

The extent to which the ongoing COVID-19 pandemic, and associated global economic uncertainty, may impact our business will depend on future developments, including the duration and spread of the pandemic, the scope and effectiveness of precautionary measures designed to contain and prevent the spread of COVID-19, the availability and effectiveness of vaccines, and the impact on our current and prospective customers, employees, and partners, all of which are highly uncertain and cannot be predicted at this time. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business.
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
We have incurred significant losses in each period since inception, including net losses of $154.0 million, $149.2 million, $131.0 million, and $51.5 million, respectively, in fiscal 2021, 2020, 2019, and for the three months ended April 30, 2021. We had an accumulated deficit of $698.5 million at April 30, 2021. Our losses and accumulated deficit reflect the substantial investments we have made to acquire new customers and develop our platform. We expect our operating expenses to increase in the foreseeable future as we continue to make investments and implement initiatives designed to grow our business, including:
•expanding our sales and marketing organization to increase our overall customer base, pursue larger transactions and expand sales within our current customer base;
•expanding our offices and headcount internationally as we seek to continue to penetrate international markets, provided appropriate economic conditions and opportunities are present;
•investing in research and development to improve the capabilities, accessibility, features and functionality of our platform;
•growing our partner ecosystem;
•making additional investments to broaden and deepen our user community;
•expanding our operations and infrastructure, both domestically and internationally, to support future growth; and

•investing in legal, accounting, human resources and other administrative functions necessary to support our operating as a public company.
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
Our quarterly results of operations, our key metrics discussed elsewhere in this report, including the levels of our revenue, gross margin, cash flow, remaining performance obligations and deferred revenue, as well as other metrics that analysts use to evaluate our business such as billings and dollar-based net expansion rate, have fluctuated in the past and may vary significantly in the future. Quarter-to-quarter comparisons of our operating results and other key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could result in our failure to meet our expectations or those of securities analysts or investors. If we fail to meet these expectations for any particular period, the trading price of our common stock could decline significantly. Factors that may cause these quarterly fluctuations include, without limitation, those listed below:
•the impact of an economic downturn or market volatility, including the current uncertainty caused by the COVID-19 pandemic, on the price of our common stock, our business and the businesses of our customers, prospective customers and partners;
•our ability to attract new customers;
•our customer renewal and adoption rates, and our ability to expand use of our platform by existing customers;
•the timing and rate at which we sign agreements with customers, including the impact of cost reduction measures, delayed purchasing decisions or prolonged sales cycles at prospective or existing customers as a result of the effects of the COVID-19 pandemic;
•the contract value of agreements with customers;
•the addition or loss of large customers, including through acquisitions or consolidations;
•the timing of recognition of revenue;
•the amount and timing of operating expenses;
•the amount and timing of completion of professional services engagements;
•our ability to hire, train and retain sales personnel, and their productivity rate including, any impact to productivity due to governmental restrictions adopted in response to the COVID-19 pandemic;
•changes in our pricing policies or those of our competitors;

•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•seasonal variations in sales of our software subscriptions, which have historically been highest in the fourth quarter of a calendar year but may vary in future quarters;
•the timing and success of new product features, updates, and enhancements by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners;
•the financial condition and creditworthiness of our customers;
•the timing of expenses related to the development or possible acquisition and integration of technologies or businesses and potential future charges for impairment of goodwill and long-lived assets from acquired companies;
•our ability to achieve and sustain a level of liquidity sufficient to grow and support our business and operations;
•network outages, technical difficulties or interruptions affecting the delivery and use of our platform or actual or perceived security breaches;
•any adverse litigation, judgments, settlements, or other litigation-related costs;
•changes in the legislative or regulatory environment;
•non-cancelable multi-year purchase commitments with third-party partners which require us to pay for services irrespective of actual usage;
•the effects of global pandemics, such as the ongoing COVID-19 pandemic; and
•general economic, industry, market and geopolitical conditions and uncertainty, both domestically and internationally.
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
Our ability to achieve significant growth in revenue and improvement in other key metrics in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional strategic planning and management solutions into its business, as such organization may be reluctant or unwilling to invest in new products and services. Furthermore, as our industry matures or if competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell to new customers based on factors such as pricing, technology, and functionality could be impaired. Additionally, mitigation and containment measures adopted by government authorities to contain the spread of COVID-19, including travel restrictions and other requirements that limit in-person meetings, could limit our ability to establish relationships with new customers in certain geographies. The effects of the COVID-19 pandemic and the related global economic uncertainty, including decreased spending by prospective customers, delays in the implementation of digital transformation initiatives and prolonged sales cycles have disrupted the effectiveness of our sales and marketing efforts, and the duration and scope of this disruption remains unclear. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, and our business, revenue, operating results, and financial condition could be adversely affected.

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
In addition, our growth strategy is a “land-and-expand” strategy that depends in substantial part on our customers expanding the use of our platform in their organizations through use by additional users, use across more functional areas of their organization, including finance, sales, supply chain, marketing, human resources, and operations, and the purchase of subscriptions providing additional features and functionality, such as the mobile app and predictive capabilities of our platform for sales and marketing. We refer to our “land and expand” strategy as the Honeycomb™ effect where our platform’s agility enables additional use cases across business functions. To increase the opportunities for further expanding the use of our platform by existing customers, we will need to introduce new features and functionality to our platform to more comprehensively address the needs of customers deploying our platform to address a wider variety of use cases and to support large, complex models. We will also need to drive user adoption rates of our platform. If our customers do not realize benefits through their initial adoption of our platform, or if they do not believe that they will realize additional benefits through broader deployment of our platform in other functional areas of their organizations, or in other uses cases, our ability to increase our revenue will suffer. Achieving incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. If we are not able to attract the attention of our customers’ senior management or to do so in a cost-effective manner, our sales efforts may not be effective and our ability to increase our revenue will suffer. We have seen and may continue to see prolonged sales cycles and other sales disruptions arising as a result of a number of factors including uncertain economic conditions due to the COVID-19 pandemic. These disruptions may impact our “land and expand” strategy in certain geographies.
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

We need to continue to develop a steady pipeline of highly qualified and trained personnel to meet customer and partner demand, but our efforts may be ineffective. While we continue to expand our training resources for trained users of our platform, we increasingly rely on our customers and partners to encourage their users to enhance their Anaplan expertise using our training resources. If our customers and partners do not encourage enough internal users to become highly skilled users of our platform, there may not be enough trained users of our platform to meet demand. If a customer has not developed an internal cohort of trained users of our platform, the loss of a trained user could have an adverse impact on their ability to unlock the value of our platform and ability to expand the platform’s use within the organization. Further, the courses we offer on the Anaplan Academy, Anaplan’s online training portal providing a full range of training courses on our platform, may not serve their intended purpose or the certification programs we offer may take longer than anticipated to create a robust and consistent pipeline of talent. Our customers and partners need regular training to support disparate technologies involved in large-scale deployments and maximize potential of our platform as technology changes without which our results of operations and growth prospects could be materially adversely affected. Our ability to effectively educate and train users of our platform may be negatively impacted if our customer support employees or the users of our customers or partners are unable to receive training virtually while COVID-19 restrictions remain in place or the virtual training is not as effective as in-person training methods. If we fail to develop and maintain a sufficient pipeline of qualified and trained users of our platform for utilization with our customers and partners, we may suffer adverse consequences including professional services not being furnished correctly, incorrect or improper use of our platform by partners and customers, damage to our reputation and brand, and customers choosing not to renew their subscriptions or expand their use of our platform. Any of these events could have an adverse effect on our business, financial position and growth prospects.
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

Since our customers use our platform for important aspects of their business, any actual or perceived errors, defects, disruptions in service, outages, or other performance problems could damage our customers’ businesses. Any defects or errors in our platform and solutions, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect our business and results of operations:
•expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work around errors or defects;
•loss of existing or potential customers or partners;
•interruptions or delays in sales of our platform;
•delayed or lost revenue;
•delay or failure to attain market acceptance;
•delay in the development or release of new functionality or improvements to our platform;
•negative publicity, which could harm our reputation;
•sales credits or refunds for prepaid amounts related to unused subscription services;
•diversion of development and customer service resources;
•breach of warranty claims against us, which could result in an increase in our provision for doubtful accounts; and
•an increase in collection cycles for accounts receivable or the expense and risk of litigation.
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
Our ability to increase revenue and achieve profitability depends, in large part, on widespread adoption of our platform by customers with complex operating environments who tend to make larger purchases of our products. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. Further, we have experienced and we expect to experience prolonged sales cycles as a result of uncertain economic conditions including those caused by the COVID-19 pandemic. As a result of the variability and length of the sales cycle in certain geographies, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete large sales to one or more enterprise customers could harm our business and financial results, and could cause our financial results to vary significantly from period to period. Our sales cycle varies widely, reflecting differences in potential customers’ decision-making processes, procurement requirements, and budget cycles, and is subject to significant risks over which we have little or no control, including:
•customers’ budgetary constraints and priorities;
•the timing of customers’ budget cycles;
•the need by some customers for lengthy evaluations;
•announcements of new products, features, or functionality by us or our competitors;
•external factors such as economic uncertainty (including due to the COVID-19 pandemic); and
•the length and timing of customers’ approval processes and disruptions to their approval process arising from disruptions in operations due to the COVID-19 pandemic.
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
Investors or analysts sometimes look to the sum of revenue and changes in deferred revenue, sometimes referred to as “estimated billings,” as an indicator of business activity in a period for businesses such as ours. However, these measures may significantly differ from underlying business activity for a number of reasons including:
•a relatively large number of transactions occur at the end of the quarter. Invoicing of those transactions may or may not occur before the end of the quarter based on a number of factors including receipt of information from the customer, volume of transactions, and holidays. A shift of a few days has little economic impact on our business, but will shift deferred revenue from one period into the next;
•multi-year upfront billings may distort trends;
•subscriptions that have deferred start dates; and
•services that are invoiced upon delivery.
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
Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations, resulting in a diversion of our time and resources and potential litigation. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. Further, in times of increased economic uncertainty, employees and potential employees may perceive older or larger companies to be more attractive and the current period of economic uncertainty may adversely affect our ability to recruit and retain highly skilled employees. The challenges we face in recruiting and hiring qualified personnel may be compounded by a decreased willingness of candidates to leave their current employment due to various factors including economic uncertainty caused by the COVID-19 pandemic and uncertainty regarding immigration policies. As the economic uncertainty related to the COVID-19 pandemic eases, we may face additional challenges in recruiting and retaining qualified personnel as other companies increase the pace of hiring.
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
A key element of our strategy is to operate globally and sell our products to customers across the world. We derive a significant portion of our revenue from customers located outside the United States. Operating globally requires significant resources and management attention. We cannot be certain that the investment and additional resources required to operate globally will produce desired levels of revenue or profitability. Further, operating globally subjects us to various risks, including:

•increased management, travel, infrastructure and legal compliance costs associated with having operations in many countries;
•increased financial accounting and reporting burdens and complexities;
•variations in adoption and acceptance of cloud computing in different countries, requirements or preferences for domestic products, and difficulties in replacing products offered by more established or known regional competitors;
•new and different sources of competition;
•laws and business practices favoring local competitors;
•differing technical standards, existing or future regulatory and certification requirements and required features and functionality;
•communication and integration problems related to entering and serving new markets with different languages, cultures, and political systems;
•compliance with foreign privacy and security laws and regulations, including data privacy laws that require customer data to be stored and processed in a designated territory, and the risks and costs of non-compliance;
•compliance with laws and regulations for foreign operations, including anti-bribery laws (such as the U.S. Foreign Corrupt Practices Act, the U.S. Travel Act, and the U.K. Bribery Act), import and export control laws, tax laws, tariffs, trade barriers, economic sanctions, and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance;
•compliance with foreign laws, regulations and orders related to health and safety, including the ongoing COVID-19 pandemic;
•heightened risks of unfair or corrupt business practices in certain geographies that may impact our financial results and result in restatements of our consolidated financial statements;
•fluctuations in currency exchange rates and related effects on our results of operations;
•difficulties in repatriating or transferring funds from or converting currencies in certain countries;
•different pricing environments, longer sales cycles, and longer accounts receivable payment cycles and collections issues;
•political and economic conditions and uncertainty in the countries or regions in which we operate and around the world;
•difficulties in recruiting, managing and retaining local partners, including consulting and implementation firms, to support our operations and sales;
•differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;
•difficulties in recruiting, hiring and retaining employees in certain countries;
•difficulties in managing a global workforce and maintaining our corporate culture globally;
•the preference for localized software and licensing programs;
•the preference for localized language support;
•weaker protection in some jurisdictions for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
•compliance with the laws of numerous foreign taxing jurisdictions, including withholding obligations, and overlapping of different tax regimes;
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy, and data protection laws and regulations;
•the fragmentation of longstanding regulatory frameworks caused by Brexit; and

•global pandemics such as the ongoing COVID-19 pandemic and travel restrictions and other measures undertaken by governments in response to such pandemics.
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
Any strategic transaction may result in unforeseen operating difficulties and expenditures. If we acquire additional businesses or enter into other strategic transactions, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the strategic transactions. In addition, we have limited experience in consummating strategic transactions. We also may not achieve the anticipated benefits from the strategic transactions due to a number of factors, including:
•failure to evaluate, integrate, utilize or benefit from or accurately anticipate the adoption rates of acquired technologies or services;
•product synergies, cost reductions, increases in revenue and economies of scale may not materialize as expected;
•difficulty in retaining, motivating and integrating key management and other employees of the acquired business;
•the business culture of the acquired entity may not match well with our culture;
•unforeseen delays, unanticipated costs and liabilities may arise when integrating operations, processes and systems in geographies where we have not conducted business;
•unanticipated costs or liabilities associated with the strategic transactions;
•incurrence of transaction-related costs;
•assumption of the existing obligations or unforeseen liabilities of the acquired business that we were not able to mitigate through due diligence or other means;

•difficulty integrating the accounting systems, security infrastructure, operations, and personnel of the acquired business;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•difficulty converting the current and prospective customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support, or professional services model of the acquired company;
•diversion of management’s attention from other business concerns;
•adverse effects to our existing business relationships with business partners and customers as a result of the strategic transactions;
•unexpected costs may arise due to unforeseen changes in tax, payroll, pension, labor, trade, environmental and safety policies in new jurisdictions where the acquired entity operates;
•use of resources that are needed in other parts of our business; and
•use of substantial portions of our available cash to consummate the strategic transaction.
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
If the market for Connected Planning solutions develops more slowly than we expect or declines, or if we are unable to successfully capitalize on the market, our business could be adversely affected.
Our success will depend to a substantial extent on continued growth in the demand for cloud-based Connected Planning and digital transformation solutions and on our ability to continue to capitalize on this demand. Many enterprises have invested substantial resources on legacy planning products, emerging point products and manual processes and, therefore, may be reluctant or unwilling to migrate to enterprise cloud planning software. Our ability to capitalize on this market depends in part on our ability to sell customers on the benefits that the Connected Planning and digital transformation features of our platform can provide over their existing solutions. The growth rate of the Connected Planning market depends on a number of factors, including the cost, performance, and perceived value and security associated with Connected Planning software. If the market for Connected Planning solutions fails to grow, grows more slowly than we currently expect, or decreases in size, or if we are unable to successfully capitalize on the market, our business could be adversely affected.
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
As a public company, we are subject to various securities rules and regulations, including the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the New York Stock Exchange listing standards, and rules and regulations subsequently implemented by the SEC and the New York Stock Exchange. We expect that complying with these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these various requirements has increased, and we expect will continue to increase, our legal and financial compliance costs and makes some activities more time consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements, which could adversely affect our business, financial condition, and operating results. Although we have hired additional employees to help comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Compliance with evolving laws, regulations and standards may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may impose fines, initiate legal proceedings or take other action against us and our business may be adversely affected.
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
We have a credit facility that we may draw on to finance our operations, strategic transactions, and other corporate purposes. Our obligations pursuant to this credit facility are secured by a first priority lien on our assets for the benefit of the lenders. Our credit facility contains financial and operating covenants, including maintenance of a specific minimum tangible net worth, customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on the amount of dividends and stock repurchases. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants or other obligations in the credit facility, or the occurrence of certain events specified in the credit facility, could result in a default under the credit facility and any future financial agreements into which we may enter. If we default on the obligations under our credit facility, our lenders may pursue various remedial actions against us, including:
•requiring repayment of any outstanding amounts drawn on our credit facility;
•terminating our credit facility;
•disposing of our assets subject to the lien; and
•requiring us to pay significant damages.
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
The market price of our common stock has been and may continue to be volatile. In addition to factors discussed in this report, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•the COVID-19 pandemic and the extent to which, and for how long, it impacts our business and that of our customers and prospective customers;
•overall performance of the equity markets;
•our operating performance, including key metrics, and the performance of other similar companies;
•changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•changes in our financial, operating or other metrics, regardless of whether we consider those metrics as reflective of the current state or long-term prospects of our business, and how those results compare to securities analyst expectations;
•announcements of technological innovations, new software or enhancements to services, acquisitions, strategic alliances, or significant agreements by us or by our competitors;
•disruptions in our services due to computer hardware, software, or network problems;
•a data breach or other security incident involving us, or one of our customers or partners, or another company in the cloud planning software market;
•announcements of customer additions and customer cancellations or delays in customer purchases;
•recruitment or departure of key personnel;
•the economy as a whole, market conditions in our industry and the industries of our customers;
•the sale, purchase, or exercise of a significant block of our common stock;
•the impact of environmental, social, governance or other matters on our reputation or investor confidence in our operations;
•the size of our market float; and
•any other factors discussed in this Quarterly Report on Form 10-Q.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. For example, in August 2020, a purported stockholder filed a putative securities class action complaint in the United States District Court for the Northern District of California against us and certain of our executive officers. This lawsuit is further described in Note 9, Commitment and Contingencies, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Although we believe this lawsuit lacks merit and intend to vigorously defend against it, this matter, and any other similar matters, could subject us to substantial costs, divert resources, and the attention of management from our business and adversely affect our business.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•a classified board of directors so that not all members of our board of directors are elected at one time, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the right of our board of directors, subject to the rights of the holders of any series of preferred stock, to the extent such preferred stock is issued by the board of directors in the future, to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death, or removal of a director, could impede an attempt by stockholders to fill vacancies on our board of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by a majority vote of our entire board of directors, the chairman of our board of directors or our chief executive officer, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.
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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers in the United States and abroad. Any significant weakening of the economy in the United States or in regions globally like Europe and Asia, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, perceived impact of global trade barriers like tariffs and sanctions and the corresponding retaliatory actions, economic uncertainty, or other difficulties may affect one or more of the sectors or countries in which we sell our platform. Global economic and political uncertainty, including the uncertainty surrounding the COVID-19 pandemic, Brexit, increased tariffs and international trade disputes, may cause some of our customers or potential customers to curtail spending, scale back their digital transformation efforts, delay their expansion of Anaplan use cases, result in new regulatory and cost challenges to our international operations and cause customers to delay or reduce their technology spending overall. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. Global economic conditions and market conditions may also continue to experience volatility and remain uncertain for an indefinite period of time as a result of the COVID-19 pandemic. We expect our business will be impacted in a variety of ways by these conditions because, among other reasons, some prospective and existing customers may curtail business spending, there may be greater unpredictability in some customers’ ability to pay for their subscriptions to our platform, business disruptions for us and/or our customers are likely to persist in at least some jurisdictions and travel by us and our partners to customer sites has been and may continue to remain limited. These adverse conditions have, in part, resulted in and may result in certain of our customers and prospective customers deferring or delaying buying decisions and project implementations, prolonged sales cycles, and increased requests for extended payment terms. These adverse conditions could result in reductions in the rate of enterprise software spending generally, sales of our platform, longer sales cycles, slower adoption of new technologies, lower renewal rates, and increased price competition. Any of these events could have an adverse effect on our business, operating results, and financial position.
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
__________________
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

ANAPLAN, INC.

	By:	/s/ David H. Morton, Jr.
Date: June 3, 2021		David H. Morton, Jr.
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)