Form 10-Q
period 2021-07-31
Anaplan, Inc.
filed 2021-09-02
CIK 1540755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of August 27, 2021, the number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding was 146,182,640.

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

PART I
ITEM 1. FINANCIAL STATEMENTS
ANAPLAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	As of
	July 31, 2021	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$312,946	$320,990
Accounts receivable, net of allowances for credit losses of $3,184 and $3,162 as of July 31, 2021 and January 31, 2021, respectively	118,589	147,005
Deferred commissions, current portion	41,198	36,797
Prepaid expenses and other current assets	27,881	24,252
Total current assets	500,614	529,044
Property and equipment, net	61,832	51,603
Deferred commissions, net of current portion	89,998	82,405
Goodwill	32,379	32,379
Operating lease right-of-use assets	35,409	33,985
Other noncurrent assets	9,310	9,709
TOTAL ASSETS	$729,542	$739,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,679	$7,949
Accrued expenses	101,726	101,507
Deferred revenue, current portion	292,492	287,778
Operating lease liabilities, current portion	8,942	7,951
Total current liabilities	412,839	405,185
Deferred revenue, net of current portion	4,029	7,765
Operating lease liabilities, net of current portion	30,850	30,130
Other noncurrent liabilities	19,932	18,032
TOTAL LIABILITIES	467,650	461,112
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,750,000 shares authorized as of July 31, 2021 and January 31, 2021; 146,144 and 143,502 shares issued and outstanding as of July 31, 2021 and January 31, 2021	14	14
Accumulated other comprehensive loss	(8,576)	(7,528)
Additional paid-in capital	1,020,044	932,505
Accumulated deficit	(749,590)	(646,978)
TOTAL STOCKHOLDERS' EQUITY	261,892	278,013
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$729,542	$739,125
The information as of January 31, 2021, was derived from the Company’s audited Consolidated Balance Sheet as of January 31, 2021.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
Subscription revenue	$130,751	$97,117	$249,094	$190,941
Professional services revenue	13,573	9,394	25,055	19,414
Total revenue	144,324	106,511	274,149	210,355
Cost of revenue:
Cost of subscription revenue	22,645	16,148	43,974	31,333
Cost of professional services revenue	13,582	9,294	25,074	18,849
Total cost of revenue	36,227	25,442	69,048	50,182
Gross profit	108,097	81,069	205,101	160,173
Operating expenses:
Research and development	36,217	24,595	69,429	48,357
Sales and marketing	96,281	72,914	184,751	144,588
General and administrative	24,685	21,235	49,630	43,663
Total operating expenses	157,183	118,744	303,810	236,608
Loss from operations	(49,086)	(37,675)	(98,709)	(76,435)
Interest income (expense), net	(131)	(184)	(282)	327
Other income (expense), net	(2,375)	4,007	(2,834)	3,676
Loss before income taxes	(51,592)	(33,852)	(101,825)	(72,432)
Provision for income taxes	471	(1,672)	(787)	(2,694)
Net loss	(51,121)	(35,524)	(102,612)	(75,126)
Comprehensive loss:
Foreign currency translation adjustments	227	(3,287)	(1,048)	(1,536)
Comprehensive loss	$(50,894)	$(38,811)	$(103,660)	$(76,662)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.26)	$(0.71)	$(0.55)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	145,474	138,335	144,828	137,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
For the Three Months Ended July 31, 2021
Balance at April 30, 2021	144,682	$14	$969,955	$(8,803)	$(698,469)	$262,697
Stock-based compensation	—	—	37,177	—	—	37,177
Exercise of stock options, net of repurchases and early exercises	208	—	1,398	—	—	1,398
Vesting of restricted stock units	996	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	258	—	11,514	—	—	11,514
Net loss	—	—	—	—	(51,121)	(51,121)
Foreign currency translation adjustments	—	—	—	227	—	227
Balance at July 31, 2021	146,144	$14	$1,020,044	$(8,576)	$(749,590)	$261,892
For the Three Months Ended July 31, 2020
Balance at April 30, 2020	137,131	$13	$815,756	$(2,575)	$(532,613)	$280,581
Stock-based compensation	—	—	26,057	—	—	26,057
Exercise of stock options, net of repurchases and early exercises	1,003	1	4,835	—	—	4,836
Vesting of restricted stock units	937	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	235	—	9,481	—	—	9,481
Net loss	—	—	—	—	(35,524)	(35,524)
Foreign currency translation adjustments	—	—	—	(3,287)	—	(3,287)
Balance at July 31, 2020	139,306	$14	$856,129	$(5,862)	$(568,137)	$282,144
For the Six Months Ended July 31, 2021
Balance at January 31, 2021	143,502	$14	$932,505	$(7,528)	$(646,978)	$278,013
Stock-based compensation	—	—	72,529	—	—	72,529
Exercise of stock options, net of repurchases and early exercises	565	—	3,496	—	—	3,496
Vesting of restricted stock units	1,819	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	258	—	11,514	—	—	11,514
Net loss	—	—	—	—	(102,612)	(102,612)
Foreign currency translation adjustments	—	—	—	(1,048)	—	(1,048)
Balance at July 31, 2021	146,144	$14	$1,020,044	$(8,576)	$(749,590)	$261,892
For the Six Months Ended July 31, 2020
Balance at January 31, 2020	135,495	$13	$788,447	$(4,326)	$(492,453)	$291,681
Cumulative adjustment upon adoption of ASC 326, Financial Instruments - Credit Losses	—	—	—	—	(558)	(558)
Stock-based compensation	—	—	49,543	—	—	49,543
Exercise of stock options, net of repurchases and early exercises	1,701	1	8,633	—	—	8,634
Vesting of restricted stock units	1,875	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	235	—	9,481	—	—	9,481
Net loss	—	—	—	—	(75,126)	(75,126)
Foreign currency translation adjustments	—	—	—	(1,536)	—	(1,536)
Other	—	—	25	—	—	25
Balance at July 31, 2020	139,306	$14	$856,129	$(5,862)	$(568,137)	$282,144
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(102,612)	$(75,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,040	12,263
Amortization of deferred commissions	20,053	16,184
Stock-based compensation	69,529	47,472
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	4,999	5,544
Foreign currency remeasurement losses (gains)	1,004	(3,247)
Other non-cash items	376	950
Changes in operating assets and liabilities:
Accounts receivable	28,591	17,927
Prepaid expenses and other current assets	(3,646)	1,317
Other noncurrent assets	(287)	(1,493)
Deferred commissions	(32,454)	(29,947)
Accounts payable and accrued expenses	757	2,459
Deferred revenue	62	(4,367)
Payments for operating lease liabilities, net	(4,625)	(4,938)
Other noncurrent liabilities	740	6,546
Net cash used in operating activities	(3,473)	(8,456)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,368)	(4,996)
Capitalized internal-use software	(6,535)	(5,380)
Net cash used in investing activities	(12,903)	(10,376)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,483	8,624
Proceeds from employee stock purchase plan	11,514	9,481
Principal payments on finance lease obligations	(5,132)	(3,671)
Net cash provided by financing activities	9,865	14,434
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,533)	1,548
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(8,044)	(2,850)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Beginning of period	320,990	309,894
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - End of period	$312,946	$307,044
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$279	$366
Cash paid for income taxes	$1,028	$1,040
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in purchases of property and equipment included in liabilities	$584	$(1,024)
Finance leases for property and equipment	$7,031	$4,904
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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 of the notes to the consolidated financial statements included in the Company’s Form 10-K filed with the SEC on March 12, 2021. There have been no significant changes to these policies during the six months ended July 31, 2021.

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
(2)Consolidated Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following:

	As of
	July 31, 2021	January 31, 2021
	(In thousands)
Computer and office equipment	$69,087	$58,231
Leasehold improvements	16,889	14,055
Internal-use software	47,490	41,475
Construction in progress	10,825	6,941
Property and equipment, gross	144,291	120,702
Less: accumulated depreciation	(82,459)	(69,099)
Property and equipment, net	$61,832	$51,603
Depreciation expense was $6.8 million and $13.4 million for the three and six months ended July 31, 2021, respectively, and $5.9 million and $11.6 million for the three and six months ended July 31, 2020, respectively.
The Company capitalized $4.7 million and $8.9 million in internal-use software in the three and six months ended July 31, 2021, respectively, of which $1.7 million and $2.8 million was stock-based compensation expense for each respective period. The Company capitalized $3.4 million and $7.2 million in internal-use software in the three and six months ended July 31, 2020, respectively, of which $0.8 million and $1.8 million was stock-based compensation expense for each respective period. Amortization of capitalized internal-use software, included in total depreciation expense above, was $2.9 million and $5.5 million in the three and six months ended July 31, 2021, respectively, and $2.2 million and $4.3 million in the three and six months ended July 31, 2020, respectively.
Accrued Expenses
Accrued expenses consisted of the following:

	As of
	July 31, 2021	January 31, 2021
	(In thousands)
Vendor accruals	$14,390	$11,262
Accrued commission	12,648	12,521
Accrued bonuses	15,590	15,583
Accrued other payroll liabilities	29,430	31,238
Current portion of finance lease obligations	8,089	8,031
Accrued other	21,579	22,872
Accrued expenses	$101,726	$101,507

Preferred Stock
As of July 31, 2021 and January 31, 2021, the authorized preferred stock of the Company consisted of 25 million shares with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of July 31, 2021, and January 31, 2021.
(3)Bank Borrowing
In April 2020, the Company entered into the Third Amendment to Credit Agreement and First Amendment to Collateral Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) as administrative agent and lender (the “Third Amendment”). Among other things, the Third Amendment further amends the Credit Agreement entered into with Wells Fargo in April 2018, as amended in September 2018 and October 2019 (the “Credit Agreement”) in order to: (1) increase the aggregate revolving credit commitment amount by $20.0 million, so that the Company may borrow up to $60.0 million under a secured revolving credit facility, subject to the terms of the Credit Agreement including the accounts receivable borrowing base, for general corporate purposes; and (2) extend the maturity date of the revolving credit facility until April 23, 2022. Also, pursuant to the Third Amendment, any loans drawn on the credit facility will incur interest at a rate equal to the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 23, 2022. As of July 31, 2021, and January 31, 2021, the Company had not drawn down any amounts under the Credit Agreement. As of July 31, 2021, the Company was in compliance with the financial covenants contained in the Credit Agreement.
(4)Leases
The Company leases certain facilities under operating leases, and property and equipment under finance leases that expire from fiscal 2022 to 2028.
The components of lease expense were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(In thousands)
Operating lease costs	$2,565	$2,692	$4,999	$5,544
Finance lease costs
Amortization of assets	$2,529	$2,008	$5,099	$3,793
Interest on lease liabilities	134	182	279	366
Total finance lease costs	$2,663	$2,190	$5,378	$4,159

Supplemental balance sheet information related to leases is as follows:

	As of
	July 31, 2021	January 31, 2021
	(In thousands)
Operating leases:
Operating lease ROU assets	$35,409	$33,985
Operating lease liabilities, current portion	$8,942	$7,951
Operating lease liabilities, net of current portion	30,850	30,130
Total operating lease liabilities	$39,792	$38,081
Finance leases:
Property and equipment, gross	$36,155	$29,132
Less: accumulated depreciation	(20,968)	(15,876)
Property and equipment, net	$15,187	$13,256
Accrued expenses	$8,089	$8,031
Other noncurrent liabilities	7,541	5,761
Total finance lease liabilities	$15,630	$13,792
Weighted-average lease terms and discount rates are as follows:

	As of July 31, 2021
	Operating Leases	Finance Leases
Weighted-average remaining lease terms	4.3 years	2.1 years
Weighted-average discount rates	5.2%	3.3%
Future minimum lease payments under operating leases and finance leases as of July 31, 2021, are as follows:

	As of July 31, 2021
	Operating Leases	Finance Leases
	(In thousands)
Years ending January 31,
2022 (remaining 6 months)	$5,461	$4,865
2023	11,027	6,760
2024	9,858	3,752
2025	8,315	788
2026	7,853	—
Thereafter	2,462	—
Total lease payments	44,976	16,165
Less: amount representing interest	(4,499)	(535)
Less: leases less than 12 months	(685)	—
Total lease liabilities	$39,792	$15,630
The Company enters into commitments to lease computer and office equipment for which the timing of the lease payments is not determined until the date of commencement. As of July 31, 2021, the amounts related to these leases were approximately $1.1 million, which are to be paid over three years after the date of commencement.

(5) Acquisition-Related Intangible Assets
The components of identifiable intangible assets included in other noncurrent assets are as follows:

	As of
	July 31, 2021	January 31, 2021
	(In thousands)
Developed technology	$5,200	$5,200
Customer relationships	2,976	2,976
Intangible assets, gross	$8,176	$8,176
Less: accumulated amortization	(3,333)	(2,663)
Intangible assets, net	$4,843	$5,513
Amortization expense of acquisition-related intangible assets was immaterial for the three and six months ended July 31, 2021 and 2020.
The expected future intangible assets amortization as of July 31, 2021 is as follows:

As of July 31, 2021
(In thousands)
Years ending January 31,
2022 (remaining 6 months)	$670
2023	1,340
2024	1,340
2025	993
2026	300
Thereafter	200
Total future intangible assets amortization	$4,843

(6) Employee Stock Plans
As of July 31, 2021 and January 31, 2021, the Company was authorized to issue 1,750,000,000 shares of common stock. Shares were reserved for future issuance as follows:

	As of
	July 31, 2021	January 31, 2021
	(In thousands)
Outstanding stock options	6,024	6,600
Outstanding restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs")	9,302	8,558
Shares available for future issuances under the 2018 Stock Plan	26,186	21,564
Shares available for future issuances under the 2018 ESPP	4,894	3,717
Total	46,406	40,439

Stock Options
A summary of stock option activity for the six months ended July 31, 2021, was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)		(In thousands)
Balance as of January 31, 2021	6,600	$11.83	$362,149
Options exercised	(566)	6.16	—
Options forfeited	(10)	6.33	—
Balance as of July 31, 2021	6,024	$12.37	$270,143
Exercisable as of July 31, 2021	5,912	$12.04	$267,080
Vested and expected to vest as of July 31, 2021	4,660	$9.21	$223,651
As of July 31, 2021, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $8.3 million, which is expected to be recognized over a weighted-average period of 1.7 years.
RSUs and PSUs
A summary of RSUs and PSUs activities for the six months ended July 31, 2021, was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Balance as of January 31, 2021	8,558	$37.15
RSUs and PSUs granted	3,181	57.92
RSUs and PSUs vested	(1,819)	34.14
RSUs and PSUs forfeited	(618)	43.15
Balance as of July 31, 2021	9,302	$44.44
As of July 31, 2021, unrecognized stock-based compensation cost related to outstanding unvested RSUs that are expected to vest was $278.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.
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
In the second quarter of fiscal 2022, the Company granted PSUs to a senior executive officer under the 2018 Stock Plan. These PSUs are subject to service-based and market-based vesting conditions. The number of shares that could be earned will range from 0% to 200% of the target number of shares based on specific share price target of the Company’s common stock. The fair value of the PSUs grant was determined using a Monte Carlo simulation approach. The compensation cost is recognized under the accelerated attribution method.
As of July 31, 2021, unrecognized stock-based compensation cost related to outstanding unvested PSUs that are expected to vest was $13.9 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Stock-Based Compensation
The stock-based compensation expense, net of estimated forfeitures, by line item in the accompanying condensed consolidated statements of comprehensive loss is summarized as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(In thousands)
Cost of subscription revenue	$1,830	$876	$3,352	$1,584
Cost of professional services revenue	991	692	1,822	1,200
Research and development	8,384	4,380	15,350	8,026
Sales and marketing	18,064	11,213	34,697	21,244
General and administrative	6,189	7,818	14,308	15,418
Total stock-based compensation expense	$35,458	$24,979	$69,529	$47,472
The Company’s estimated forfeiture rate is based on accumulated historical forfeiture data.
(7) Fair Value Measurements
Cash and cash equivalents included investments in money market funds of $231.6 million and $240.0 million at July 31, 2021 and January 31, 2021, respectively. The fair value of the money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance.
Other than the money market funds, the Company did not hold any assets or liabilities that are measured at fair value on a recurring basis as of July 31, 2021, and January 31, 2021. There were no transfers into or out of Level 1, Level 2, or Level 3 during the three and six months ended July 31, 2021 and 2020.
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
Disaggregation of Revenue
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud-based application:

	Three Months Ended July 31,				Six Months Ended July 31,
	2021		2020		2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(In thousands, except percentage data)
Americas	$79,508	55%	$60,996	57%	$150,762	55%	$121,066	57%
EMEA	48,293	34	33,641	32	91,951	34	66,484	32
APAC	16,523	11	11,874	11	31,436	11	22,805	11
Total	$144,324	100%	$106,511	100%	$274,149	100%	$210,355	100%
The United States and the U.K. were the only two countries that represented more than 10% of the Company’s total revenue in any period. Revenue in the United States and as a percentage of total revenue comprised of $76.2 million and 53%, and $144.2 million and 53% in the three and six months ended July 31, 2021, respectively, and $58.6 million and 55%, and $116.3 million and 55% in the three and six months ended July 31, 2020, respectively. Revenue in the U.K. comprised of $17.7 million and 12%, and $33.4 million and 12% in the three and six months ended July 31, 2021, respectively, and $12.4 million and 12%, and $24.4 million and 12% in the three and six months ended July 31, 2020, respectively.

Contract Balances
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $0.2 million and $0.3 million as of July 31, 2021, and January 31, 2021, respectively, which were included within prepaid expenses and other current assets and other noncurrent assets on the condensed consolidated balance sheets.
Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a contract. The current portion of deferred revenue balances are recognized over the following 12-month period. The amount of revenue recognized in the three and six months ended July 31, 2021 that was included in deferred revenue at the beginning of each period was $118.2 million and $190.5 million, respectively. The amount of revenue recognized in the three and six months ended July 31, 2020 that was included in deferred revenue at the beginning of each period was $87.1 million and $146.0 million, respectively.
Remaining Performance Obligations
As of July 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $905.6 million, which consists of both billed consideration in the amount of $296.5 million and unbilled consideration in the amount of $609.1 million that the Company expects to recognize as revenue in the future periods. The Company expects to cumulatively recognize approximately 52% and 84% of this amount as revenue in the next 12 months and 24 months, respectively, with the remaining balance recognized thereafter.
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
(9) Commitments and Contingencies
On August 24, 2020, a purported stockholder of the Company filed a putative securities class action complaint in the United States District Court for the Northern District of California, captioned Grobler v. Anaplan, Inc., et al., 3:20-cv-05959, against the Company and certain of the Company’s executive officers. The Court appointed a lead plaintiff on November 12, 2020, and on January 6, 2021, the lead plaintiff filed an amended complaint, captioned Sakkal v. Anaplan, Inc., et al. The amended complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Anaplan, Inc. securities between November 21, 2019, and February 26, 2020, inclusive. The claims were based upon allegations that the defendants misrepresented and/or omitted material information in certain of the Company’s prior public filings regarding the business, operations and prospects of the Company. The Company filed a motion to dismiss the amended complaint on March 8, 2021. On August 31, 2021, the Court entered an order dismissing the amended complaint without prejudice. At this point, no discovery has occurred in this case. The case is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the defendants, if any. The Company believes that the lawsuit lacks merit and intends to vigorously defend the action should a second amended complaint be filed. The Company cannot predict the outcome of or is not able to reasonably estimate the amount or range of possible loss from the above described matter.
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

(10) Income Taxes
The Company computed its interim provision using its estimated annual effective tax rate. The Company’s income tax benefit was $0.5 million and income tax expense was $0.8 million during the three and six months ended July 31, 2021, respectively. The Company’s income tax expense was $1.7 million and $2.7 million during the three and six months ended July 31, 2020, respectively.
(11) Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(In thousands, except per share data)
Numerator:
Net loss	$(51,121)	$(35,524)	$(102,612)	$(75,126)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	145,474	138,335	144,828	137,359
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.26)	$(0.71)	$(0.55)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of July 31,
	2021	2020
	(In thousands)
Stock options	6,024	8,730
RSUs and PSUs	9,302	11,070
Total	15,326	19,800

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
We derive the substantial majority of our revenue from subscriptions for users on our platform. Our initial subscription term is typically two to three years, although some customers commit for shorter periods. We generally bill our customers annually in advance. We also offer professional services, including consulting, implementation, and training, but are increasingly leveraging our partners to provide these services. During the three months ended July 31, 2021 and 2020, subscription revenue was $130.8 million and $97.1 million, respectively, representing a year-over-year subscription revenue growth rate of 35%. During the three months ended July 31, 2021 and 2020, services revenue was $13.6 million and $9.4 million, respectively. Our subscription revenue as a percentage of total revenue was 91% in the three months ended July 31, 2021 and 2020. During the six months ended July 31, 2021 and 2020, subscription revenue was $249.1 million and $190.9 million, respectively, representing a year-over-year subscription revenue growth rate of 30%. During the six months ended July 31, 2021 and 2020, services revenue was $25.1 million and $19.4 million, respectively. Our subscription revenue as a percentage of total revenue was 91% in the six months ended July 31, 2021 and 2020.

During the three months ended July 31, 2021 and 2020, our total revenue was $144.3 million and $106.5 million, respectively. Approximately 47% and 45% of our total revenue was generated from outside of the United States in the three months ended July 31, 2021 and 2020, respectively. During the six months ended July 31, 2021 and 2020, our total revenue was $274.1 million and $210.4 million, respectively. Approximately 47% and 45% of our revenue was generated from outside of the United States in the six months ended July 31, 2021 and 2020. Our net loss was $51.1 million and $35.5 million in the three months ended July 31, 2021 and 2020, respectively, and $102.6 million and $75.1 million in the six months ended July 31, 2021 and 2020.
We believe that our focus on customer success allows us to retain and expand the subscription revenue generated from our existing customers, and is an indicator of the long-term value of our customer relationships for Anaplan as a whole. We track our performance in this area by measuring our dollar-based net expansion rate, which compares our annual recurring revenue from the same set of customers across comparable periods. The dollar-based net expansion rate was 119% and 114% as of July 31, 2021, and January 31, 2021, respectively.
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
The number of customers with greater than $250,000 of annual recurring revenue was 505 and 453 as of July 31, 2021, and January 31, 2021, respectively. We monitor this metric and believe it is a useful tool to investors, as an indicator of the scale of customer adoption and expansion of our platform.
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
Calculated billings is calculated as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(In thousands)
Total revenue	$144,324	$106,511	$274,149	$210,355
Add: Deferred revenue (end of period)	296,521	214,554	296,521	214,554
Less: Deferred revenue (beginning of period)	(292,661)	(212,238)	(295,543)	(220,208)
Calculated billings	$148,184	$108,827	$275,127	$204,701

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
COVID-19 Update
The COVID-19 pandemic continues to persist. The broader implications of the COVID-19 pandemic on our business, results of operations, and overall financial performance remain uncertain. We have seen and may continue to see in certain geographies some of our customers and prospective customers defer or delay buying decisions and project implementations and prolonged sales cycles. These and other changes in customer demand for our solutions could materially and adversely impact our business, results of operations, and overall financial performance in future periods.

As the impact of the COVID-19 pandemic continues to unfold around the world, we remain focused on supporting our employees, customers, and partners. In response to the COVID-19 pandemic, we modified the manner in which we operate and we required our employees to work remotely, maintained business-related travel restrictions, and virtualized, postponed or cancelled our sales and marketing, employee or industry events. We are slowly moving toward normal operations on a market-by-market basis in accordance with local guidelines, but continue to employ a hybrid approach in most regions. Our approach may vary among geographies depending on local guidelines, and may change at any time, including in response to new or reimposed precautionary measures as the COVID-19 pandemic evolves. We have developed health and safety procedures to enable our employees to safely return to our offices. The impact, if any, of these and any additional operational changes we may implement is uncertain, but we currently believe the changes we have implemented have not materially affected, and are not expected to have a material and adverse effect on, our ability to maintain financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
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
International sales.    Our total revenue generated outside of the United States during the three and six months ended July 31, 2021, was approximately 47% of our total revenue. Our total revenue generated outside of the United States during the three and six months ended July 31, 2020, was approximately 45% of our total revenue. We believe global demand for our platform will continue to develop as organizations experience the benefits that our platform can provide to international enterprises with complex planning needs spanning multiple geographies. Accordingly, we believe there is significant opportunity to grow our international business. We have invested, and plan to invest, ahead of this potential demand in personnel, marketing, and access to data center capacity to support our international growth.
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
Subscription Revenue
Subscription revenue accounted for 91% of our total revenue for the three and six months ended July 31, 2021, and 91% of our total revenue for the three and six months ended July 31, 2020. Subscription revenue is driven primarily by the number of customers, the number of users at each customer, the price of user subscriptions, and renewal rates.
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
Most of our contracts are non-cancelable over the contract term. We had remaining performance obligations, or backlog, in the amount of $905.6 million and $817.6 million as of July 31, 2021 and January 31, 2021, respectively, consisting of both billed and unbilled consideration.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(In thousands)
Revenue:
Subscription revenue	$130,751	$97,117	$249,094	$190,941
Professional services revenue	13,573	9,394	25,055	19,414
Total revenue	144,324	106,511	274,149	210,355
Cost of revenue:
Cost of subscription revenue (1)	22,645	16,148	43,974	31,333
Cost of professional services revenue (1)	13,582	9,294	25,074	18,849
Total cost of revenue	36,227	25,442	69,048	50,182
Gross profit	108,097	81,069	205,101	160,173
Operating expenses:
Research and development (1)	36,217	24,595	69,429	48,357
Sales and marketing (1)	96,281	72,914	184,751	144,588
General and administrative (1)	24,685	21,235	49,630	43,663
Total operating expenses	157,183	118,744	303,810	236,608
Loss from operations	(49,086)	(37,675)	(98,709)	(76,435)
Interest income (expense), net	(131)	(184)	(282)	327
Other income (expense), net	(2,375)	4,007	(2,834)	3,676
Loss before income taxes	(51,592)	(33,852)	(101,825)	(72,432)
Provision for income taxes	471	(1,672)	(787)	(2,694)
Net loss	$(51,121)	$(35,524)	$(102,612)	$(75,126)

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$1,830	$876	$3,352	$1,584
Cost of professional services revenue	991	692	1,822	1,200
Research and development	8,384	4,380	15,350	8,026
Sales and marketing	18,064	11,213	34,697	21,244
General and administrative	6,189	7,818	14,308	15,418
Total stock-based compensation expense	$35,458	$24,979	$69,529	$47,472
Three and Six Months Ended July 31, 2021 and 2020
Revenue

	Three Months Ended July 31,			Six Months Ended July 31,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentage data)
Subscription revenue	$130,751	$97,117	35%	$249,094	$190,941	30%
Professional services revenue	13,573	9,394	44	25,055	19,414	29
Total revenue	$144,324	$106,511	36	$274,149	$210,355	30

Total revenue was $144.3 million in the three months ended July 31, 2021, compared to $106.5 million in the three months ended July 31, 2020, an increase of $37.8 million, or 36%. Total revenue was $274.1 million in the six months ended July 31, 2021, compared to $210.4 million in the six months ended July 31, 2020, an increase of $63.7 million, or 30%.
Subscription revenue was $130.8 million, or 91% of total revenue, in the three months ended July 31, 2021, compared to $97.1 million, or 91% of total revenue, in the three months ended July 31, 2020, an increase of $33.7 million, or 35%. The increase in subscription revenue was primarily driven by existing customers expanding their use of our platform, which accounted for 73% of the increase, and acquisition of new customers, which accounted for approximately 27% of the increase.
Subscription revenue was $249.1 million, or 91% of total revenue, in the six months ended July 31, 2021, compared to $190.9 million, or 91% of total revenue, in the six months ended July 31, 2020, an increase of $58.2 million, or 30%. The increase in subscription revenue was primarily driven by existing customers expanding their use of our platform, which accounted for 74% of the increase, and acquisition of new customers, which accounted for approximately 26% of the increase.
Professional services revenue was $13.6 million in the three months ended July 31, 2021, compared to $9.4 million in the three months ended July 31, 2020, an increase of $4.2 million, or 44%. Professional services revenue was $25.1 million in the six months ended July 31, 2021, compared to $19.4 million in the six months ended July 31, 2020, an increase of $5.7 million, or 29%. The increase in professional services revenue in each period was primarily driven by sales of our professional services resulting from the growth of our customer base.
Cost of Revenue

	Three Months Ended July 31,			Six Months Ended July 31,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentage data)
Cost of subscription revenue	$22,645	$16,148	40%	$43,974	$31,333	40%
Cost of professional services revenue	13,582	9,294	46	25,074	18,849	33
Total cost of revenue	$36,227	$25,442	42	$69,048	$50,182	38
Total cost of revenue was $36.2 million in the three months ended July 31, 2021, compared to $25.4 million in the three months ended July 31, 2020, an increase of $10.8 million, or 42%. Total cost of revenue was $69.0 million in the six months ended July 31, 2021, compared to $50.2 million in the six months ended July 31, 2020, an increase of $18.8 million, or 38%.
Cost of subscription revenue was $22.6 million in the three months ended July 31, 2021, compared to $16.1 million in the three months ended July 31, 2020, an increase of $6.5 million, or 40%. The increase in cost of subscription revenue was primarily due to an increase in salaries and bonuses, and benefits costs of $2.8 million, including stock-based compensation, an increase in hosting costs of $1.3 million, and an increase in amortization of our equipment leases and capitalized software development costs of $1.3 million.
Cost of subscription revenue was $44.0 million in the six months ended July 31, 2021, compared to $31.3 million in the six months ended July 31, 2020, an increase of $12.7 million, or 40%. The increase in cost of subscription revenue was primarily due to an increase in salary and bonuses, and benefits costs of $5.2 million, including stock-based compensation, an increase in hosting and consulting costs of $3.2 million, and an increase in amortization of our equipment leases and capitalized software development costs of $2.4 million.
Cost of professional services revenue was $13.6 million in the three months ended July 31, 2021, compared to $9.3 million in the three months ended July 31, 2020, an increase of $4.3 million, or 46%. The increase in cost of professional services revenue was primarily due to an increase in the partner implementation costs related to an increase in partner activity of $2.6 million, and an increase in salaries and bonuses, and benefits costs of $1.6 million, including stock-based compensation.
Cost of professional services revenue was $25.1 million in the six months ended July 31, 2021, compared to $18.8 million in the six months ended July 31, 2020, an increase of $6.3 million, or 33%. The increase in cost of professional services revenue was primarily due to an increase in salary and bonuses, and benefits costs of $3.1 million, including stock-based compensation, and an increase in the partner implementation costs related to an increase in partner activity of $3.0 million.

Gross Profit and Gross Margin

	Three Months Ended July 31,			Six Months Ended July 31,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentage data)
Subscription gross profit	$108,106	$80,969	34%	$205,120	$159,608	29%
Professional services gross profit	(9)	100	(109)	(19)	565	(103)
Total gross profit	$108,097	$81,069	33	$205,101	$160,173	28
Subscription gross margin	83%	83%		82%	84%
Professional services gross margin	—%	1%		—%	3%
Total gross margin	75%	76%		75%	76%
Gross profit was $108.1 million in the three months ended July 31, 2021, compared to $81.1 million in the three months ended July 31, 2020, an increase of $27.0 million, or 33%. Gross profit was $205.1 million in the six months ended July 31, 2021, compared to $160.2 million in the six months ended July 31, 2020, an increase of $44.9 million, or 28%. The increase in gross profit was the result of the increases in our subscription revenue primarily driven by existing customers expanding their use of our platform and acquisition of new customers in the three and six months ended July 31, 2021.
Gross margin was 75% in the three months ended July 31, 2021, compared to 76% in the three months ended July 31, 2020. The decrease was primarily due to a slight increase in professional services revenue, which generates a significantly lower gross margin than our subscription revenue, as a percentage of total revenue.
Gross margin was 75% in the six months ended July 31, 2021, compared to 76% in the six months ended July 31, 2020. The decrease was primarily due to higher hosting and partner implementation costs.
Our gross margins can fluctuate from quarter to quarter as a result of the requirements, complexity, and timing of our customers’ implementation projects that can vary significantly.
Operating Expenses

	Three Months Ended July 31,			Six Months Ended July 31,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentage data)
Operating expense:
Research and development	$36,217	$24,595	47%	$69,429	$48,357	44%
Sales and marketing	96,281	72,914	32	184,751	144,588	28
General and administrative	24,685	21,235	16	49,630	43,663	14
Total operating expenses	$157,183	$118,744	32	$303,810	$236,608	28
Research and Development
Research and development expenses were $36.2 million in the three months ended July 31, 2021, compared to $24.6 million in the three months ended July 31, 2020, an increase of $11.6 million, or 47%. The increase was primarily due to an increase in salaries and bonuses, and benefits costs related to an increase in headcount of $11.6 million (which included an increase in stock-based compensation of $4.0 million), partially offset by an increase in capitalized software development costs of $1.8 million.
Research and development expenses were $69.4 million in the six months ended July 31, 2021, compared to $48.4 million in the six months ended July 31, 2020, an increase of $21.0 million, or 44%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $21.5 million (which included an increase in stock-based compensation of $7.3 million), partially offset by an increase in capitalized software development costs of $2.2 million.

Sales and Marketing
Sales and marketing expenses were $96.3 million in the three months ended July 31, 2021, compared to $72.9 million in the three months ended July 31, 2020, an increase of $23.4 million, or 32%. The increase was primarily due to an increase in salaries and bonuses, and benefits costs related to an increase in headcount of $18.7 million (which included an increase in stock-based compensation of $6.9 million and an increase in commission expenses of $3.5 million) and an increase in consulting expenses of $1.2 million.
Sales and marketing expenses were $184.8 million in the six months ended July 31, 2021, compared to $144.6 million in the six months ended July 31, 2020, an increase of $40.2 million, or 28%. The increase was primarily due to an increase in salary and bonuses and benefits costs related to an increase in headcount of $35.0 million (which included an increase in stock-based compensation of $13.5 million and an increase in commission expenses of $6.1 million) and an increase in consulting expenses of $1.5 million.
General and Administrative
General and administrative expenses were $24.7 million in the three months ended July 31, 2021, compared to $21.2 million in the three months ended July 31, 2020, an increase of $3.5 million, or 16%. The increase was primarily due to an increase in salaries and bonuses, and benefits costs of $1.3 million, net of decrease in stock-based compensation, and an increase in consulting and professional services of $1.4 million.
General and administrative expenses were $49.6 million in the six months ended July 31, 2021, compared to $43.7 million in the six months ended July 31, 2020, an increase of $5.9 million, or 14%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $4.1 million, net of decrease in stock-based compensation, and an increase in consulting and professional services of $2.0 million, partially offset by a decrease in allowance for credit losses of $0.6 million.
Other Income (Expense), Net

	Three Months Ended July 31,			Six Months Ended July 31,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentage data)
Interest income (expense), net	$(131)	$(184)	(29)%	$(282)	$327	(186)%
Other income (expense), net	(2,375)	4,007	(159)	(2,834)	3,676	(177)
Interest income (expense), net
There was no material fluctuation in interest income (expense), net for the three months ended July 31, 2021. Interest income (expense), net decreased by $0.6 million for the six months ended July 31, 2021. The decrease in interest income (expense), net was primarily due to lower interest income from our cash and cash equivalents as a result of lower interest rates in the six months ended July 31, 2021 compared to the six months ended July 31, 2020.
Other income (expense), net
Other income (expense), net was an expense of $2.4 million in the three months ended July 31, 2021, compared to income of $4.0 million in the three months ended July 31, 2020, an increase in expense of $6.4 million, or 159%. Other income (expense), net was an expense of $2.8 million in the six months ended July 31, 2021, compared to income of $3.7 million in the six months ended July 31, 2020, an increase in expense of $6.5 million, or 177%. The change was primarily due to currency fluctuations and the related remeasurements during the periods.

Provision for Income Taxes

	Three Months Ended July 31,			Six Months Ended July 31,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentage data)
Provision for income taxes	$471	$(1,672)	(128)%	$(787)	$(2,694)	(71)%

The income tax benefit was $0.5 million in the three months ended July 31, 2021, compared to income tax expense of $1.7 million in the three months ended July 31, 2020, a decrease in income tax expense of $2.2 million or 128%. The provision for income taxes was $0.8 million in the six months ended July 31, 2021, compared to $2.7 million in the six months ended July 31, 2020, a decrease of $1.9 million, or 71%. The decrease in provision for income taxes in both periods was primarily due to discrete tax expenses relating to gains from intercompany transactions in the prior period and a decrease in taxable income generated from intercompany cost-plus arrangements in certain European and Asian countries.
Liquidity and Capital Resources
As of July 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $312.9 million, which were held for working capital purposes and strategic initiatives. Our cash equivalents are comprised primarily of money market funds and bank deposits.
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
Loan and Credit Facility Agreements
In April 2020, we entered into the Third Amendment to Credit Agreement and First Amendment to Collateral Agreement with Wells Fargo as administrative agent and a lender (the “Third Amendment”). Among other things, the Third Amendment further amends the Credit Agreement entered into with Wells Fargo in April 2018, as amended in September 2018 and October 2019 (the “Credit Agreement”) in order to (1) increase the aggregate revolving credit commitment amount by $20.0 million, so that we may borrow up to $60.0 million under a secured revolving credit facility, subject to the terms of the Credit Agreement including the accounts receivable borrowing base, for general corporate purposes, and (2) extend the maturity date of the revolving credit facility until April 23, 2022. Also, pursuant to the Third Amendment, any loans drawn on the credit facility will incur interest at a rate equal to the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 23, 2022. As of July 31, 2021 and January 31, 2021, we had not drawn down any amounts under this agreement.

As part of the Credit Agreement, we granted Wells Fargo a first priority lien in our accounts receivable, all of the issued shares of capital stock and equity interests in certain of our subsidiaries, and other corporate assets and agreed not to pledge our intellectual property to other parties. The Credit Agreement, as amended by the Third Amendment, includes affirmative and negative covenants, including financial covenants requiring the maintenance of: (1) minimum tangible net worth (defined as assets, excluding intangible assets, less liabilities) as of the last day of any fiscal quarter of not less than $150.0 million for any fiscal quarter ending on or prior to January 31, 2021 and $125.0 million for any fiscal quarter ending thereafter, and (2) minimum billings for the most recent twelve months ending as of the last day of any fiscal quarter of not less than $350.0 million. As of July 31, 2021, we were in compliance with the financial covenants contained in the Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2021	2020
	(In thousands)
Net cash used in operating activities	$(3,473)	$(8,456)
Net cash used in investing activities	(12,903)	(10,376)
Net cash provided by financing activities	9,865	14,434
Operating Activities
Net cash used in operating activities of $3.5 million for the six months ended July 31, 2021, reflecting a net loss of $102.6 million, adjusted by non-cash charges for stock-based compensation of $69.5 million, amortization of deferred commissions of $20.1 million, depreciation and amortization of $14.0 million, amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $5.0 million. Changes in working capital were unfavorable to cash flows from operations by $10.9 million primarily due to an increase in deferred commissions of $32.5 million related to commissions capitalized on our sales, net payments for operating lease liabilities of $4.6 million and an increase in prepaid expenses and other current assets of $3.6 million, partially offset by a decrease in accounts receivable of $28.6 million due to timing of customer billings and collections.
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
Investing Activities
Net cash used in investing activities for the six months ended July 31, 2021 of $12.9 million was related to the capitalization of internal-use software of $6.5 million as we expanded our platform and increased our development efforts, and purchases of property and equipment of $6.4 million related to our growth.
Net cash used in investing activities for the six months ended July 31, 2020 of $10.4 million was related to the capitalization of internal-use software of $5.4 million as we expanded our platform and increased our development efforts, and purchases of property and equipment of $5.0 million related to our growth.

Financing Activities
Net cash provided by financing activities for the six months ended July 31, 2021 of $9.9 million consisted primarily of $11.5 million in proceeds from employee stock purchase plan and $3.5 million in proceeds from the exercise of stock options, partially offset by $5.1 million principal payment on finance lease obligations.
Net cash provided by financing activities for the six months ended July 31, 2020 of $14.4 million consisted primarily of $9.5 million in proceeds from employee stock purchase plan and $8.6 million in proceeds from the exercise of stock options, partially offset by $3.7 million principal payment on finance lease obligations.
Commitments and Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations and commitments during the six months ended July 31, 2021 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the SEC on March 12, 2021.
Off-Balance Sheet Arrangements
Through July 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
During the six months ended July 31, 2021, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2021 filed with the SEC on March 12, 2021.
Recent Accounting Pronouncements
See “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Swedish Krona and Singapore Dollar. Fluctuations in foreign currency exchange rates, including those resulting from COVID-19 pandemic, may cause variability in our results of operations. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for the six months ended July 31, 2021 and 2020.

Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of July 31, 2021, we had cash and cash equivalents of $312.9 million, which consisted primarily of money market funds and bank deposits. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. A hypothetical 10% change in interest rates would not have had a material impact on our operating results for the six months ended July 31, 2021 and 2020.
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

The COVID-19 pandemic continues to persist. Precautionary measures designed to prevent the spread of COVID-19, such as travel restrictions, shelter-in-place orders, and business shutdowns, have impacted many of the regions in which we conduct business, and new or more restrictive measures have been and may continue to be adopted or reimposed if the pandemic worsens or evolves, including due to new variants of the COVID-19 virus. These factors have increased economic and financial market volatility and uncertainty. Although multiple vaccines to protect against COVID-19 have been approved for use by various governments, the inoculation of a sufficient segment of the population to contain the pandemic may require a significant amount of time and is subject to uncertainties including the willingness of a significant portion of the general population to be vaccinated. As such, the duration and severity of the COVID-19 pandemic and the degree of its impact on our business remains uncertain and difficult to predict.

As a result of the COVID-19 pandemic, we modified the manner in which we operated employing precautionary measures designed to protect the health of our employees while enabling us to support our customers and partners. Among other modifications, we required our employees to work remotely, maintained business-related travel restrictions, and virtualized, postponed or cancelled our sales and marketing, employee or industry events. We are slowly moving toward normal operations on a market-by-market basis in accordance with local guidelines, but continue to employ a hybrid approach in most regions. Our approach may vary among geographies depending on local guidelines, and may change at any time, including in response to new or reimposed precautionary measures as the pandemic evolves. We may incorporate into our ongoing business operations certain business practice modifications implemented in response to the COVID-19 pandemic. These business modifications have and may continue to result in inefficiencies, delays and additional costs in our sales and marketing, professional services and research and development efforts, which could have an adverse effect on our operations. In regions where we permit our employees to return to our offices and we resume in-person sales and marketing, employee and industry events, we may face additional challenges and incur additional costs, including those associated with managing evolving personnel and workplace safety protocols, disparate regional safety guidelines and workplace or labor disputes or claims related to COVID-19, which could negatively impact our business.
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
The pandemic and associated global economic uncertainty and market volatility has had and may continue to have an adverse impact on many of our customers, prospective customers and partners, which could result in reduced consumer demand and willingness to enter into or renew contracts with us, and ultimately could have a material adverse effect on our financial results. We have seen and may continue to see in certain geographies our customers and prospective customers deferring or delaying buying decisions and project implementations and prolonged sales cycles. We have seen an increase in requests for extended payment terms due to uncertain economic conditions including those caused by the COVID-19 pandemic. In addition, the evolution of the COVID-19 pandemic and the macroeconomic factors triggered by the pandemic have and could continue to result in decreased business spending by our customers and prospective customers, reduced demand for our solutions, longer sales cycles, and lower renewal rates by our customers, all of which could result in a material adverse impact on our business operations and financial condition even after the COVID-19 pandemic is contained and the shelter-in-place orders are lifted. Further, if we experience a decrease in demand in a given period it could negatively affect our revenue in future periods, particularly if experienced on a sustained basis, because a substantial proportion of revenue related to our platform is recognized over time. While we have developed and continue to develop plans to help mitigate the negative impact of the COVID-19 pandemic on our business, these efforts may not be effective and a protracted economic downturn may limit the effectiveness of our mitigation efforts.

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
We have incurred significant losses in each period since inception, including net losses of $154.0 million, $149.2 million, $131.0 million, and $51.1 million, respectively, in fiscal 2021, 2020, 2019, and for the six months ended July 31, 2021. We had an accumulated deficit of $749.6 million at July 31, 2021. Our losses and accumulated deficit reflect the substantial investments we have made to acquire new customers and develop our platform. We expect our operating expenses to increase in the foreseeable future as we continue to make investments and implement initiatives designed to grow our business, including:
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
These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and sustain profitability. Growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to successfully implement our “land and expand” strategy, a failure to increase our number of partners, a decrease in the effectiveness of our partners, increasing competition, decreasing growth of our overall market, decreasing business spending by customers and prospective customers due to uncertain economic conditions including those caused by the COVID-19 pandemic, an increase in legal risk from the use of our products due to evolving laws, regulations or standards, an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners, a security incident, or our failure, for any reason, to continue to capitalize on growth opportunities. Further, we have non-cancelable multi-year purchase commitments with respect to cloud partnership services with third-party public cloud partners, which require us to pay for such services irrespective of actual usage and may not be offset by increased revenue if we are unable to use these partnerships to attract new customers. To the extent we are successful in increasing our customer base, we will also initially incur increased losses because costs associated with acquiring customers are generally incurred up front. In contrast, subscription revenue is generally recognized ratably over the terms of the agreements that last typically two to three years, although some customers commit for shorter periods. Accordingly, we cannot assure you that we will achieve or maintain profitability in the future. Furthermore, any failure to achieve or maintain profitability, or the failure to do so on the timeline expected by investors or securities analysts, could adversely affect the value of our common stock.
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
Our ability to achieve significant growth in revenue and improvement in other key metrics in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional strategic planning and management solutions into its business, as such organization may be reluctant or unwilling to invest in new products and services. Furthermore, as our industry matures or if competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell to new customers based on factors such as pricing, technology, and functionality could be impaired. Additionally, mitigation and containment measures adopted by government authorities to contain the spread of COVID-19, including travel restrictions and other requirements that limit in-person meetings, could limit our ability to establish relationships with new customers in certain geographies. The effects of the COVID-19 pandemic and the related global economic uncertainty and market volatility, including decreased spending by prospective customers, delays in the implementation of digital transformation initiatives and prolonged sales cycles have disrupted the effectiveness of our sales and marketing efforts, and the duration and scope of this disruption remains unclear. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, and our business, revenue, operating results, and financial condition could be adversely affected.

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
We currently serve our customers from third-party data center facilities operated by Equinix, Inc. located in the United States, the Netherlands, and Germany and on the infrastructure of certain third-party public cloud partners. If we are unable to renew our cloud infrastructure agreements on commercially reasonable terms, we may be required to transfer our servers and other infrastructure, and we may incur significant costs and experience possible service interruptions in connection with doing so.
Although we have disaster recovery plans in place, we may experience interruptions, delays and outages in service and availability from time-to-time arising from problems with our third-party data center or cloud partner infrastructure including technical failures, power loss or telecommunications failures or capacity issues, natural disasters, security incidents, and other events beyond our control which could negatively affect the use, functionality or availability of our platform and harm our reputation, damage our customers’ businesses, and adversely affect our business. In addition, the ongoing COVID-19 pandemic may have an adverse operational impact on our data center and public cloud infrastructure partners, as they navigate restrictions, health and safety regulations and other impacts from the pandemic. The COVID-19 pandemic could also disrupt the supply chain of hardware needed to maintain our third-party data center operations. Furthermore, in the event of interruption or delay in service, our insurance coverage may not adequately compensate us for any losses that we may incur.

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
Our ability to increase revenue and achieve profitability depends, in large part, on widespread adoption of our platform by customers with complex operating environments who tend to make larger purchases of our products. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. Further, we have experienced and we expect to experience prolonged sales cycles in certain geographies as a result of uncertain economic conditions including those caused by the COVID-19 pandemic. A delay in or failure to complete large sales to one or more enterprise customers could harm our business and financial results, and could cause our financial results to vary significantly from period to period. Our sales cycle varies widely, reflecting differences in potential customers’ decision-making processes, procurement requirements, and budget cycles, and is subject to significant risks over which we have little or no control, including:
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
Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations, resulting in a diversion of our time and resources and potential litigation. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. Further, in times of increased economic uncertainty, such as perceived ongoing uncertainty due to the COVID-19 pandemic, employees and potential employees may perceive older or larger companies to be more attractive which may adversely affect our ability to recruit and retain highly skilled employees. The challenges we face in recruiting and hiring qualified personnel may be compounded by a decreased willingness of candidates to leave their current employment due to various factors including perceived economic uncertainty caused by the COVID-19 pandemic and uncertainty regarding immigration policies. As the economic uncertainty related to the COVID-19 pandemic eases, we may face additional challenges in recruiting and retaining qualified personnel as other companies increase the pace of hiring.

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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. If we fail to develop or maintain effective controls, encounter difficulties in their implementation or improvement, or identify a material weakness in our controls, our operating results could be harmed or we could fail to meet our reporting obligations and may be required to restate our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Ineffective disclosure controls and procedures and internal control over financial reporting could result in regulatory scrutiny and sanctions, cause investors to lose confidence in our reported financial and other information, and subject us to stockholder or other third-party litigation, any of which could have a material adverse effect on our business and operating results and a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

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
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meetings of our stockholders;
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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers in the United States and abroad. Any significant weakening of the economy in the United States or in regions globally like Europe and Asia, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, perceived impact of global trade barriers like tariffs and sanctions and the corresponding retaliatory actions, economic uncertainty, or other difficulties may affect one or more of the sectors or countries in which we sell our platform. Global economic and political uncertainty, including the uncertainty surrounding the COVID-19 pandemic, Brexit, increased tariffs and international trade disputes, may cause some of our customers or potential customers to curtail spending, scale back their digital transformation efforts, delay their expansion of Anaplan use cases, result in new regulatory and cost challenges to our international operations and cause customers to delay or reduce their technology spending overall. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. Global economic conditions and market conditions may also continue to experience volatility and remain uncertain for an indefinite period of time as a result of the COVID-19 pandemic. We expect our business will be impacted in a variety of ways by these conditions because, among other reasons, some prospective and existing customers may curtail business spending, business disruptions for us and/or our customers are likely to persist in at least some jurisdictions and travel by us and our partners to customer sites has been and may continue to remain limited. These adverse conditions have, in part, resulted in and may result in certain of our customers and prospective customers deferring or delaying buying decisions and project implementations, prolonged sales cycles, and increased requests for extended payment terms. These adverse conditions could result in reductions in the rate of enterprise software spending generally, sales of our platform, longer sales cycles, slower adoption of new technologies, lower renewal rates and increased price competition. Any of these events could have an adverse effect on our business, operating results, and financial position.
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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant	10-K	001-38698	3.1	March 29, 2019

3.2	Amended and Restated Bylaws of Registrant	10-K	001-38698	3.2	March 29, 2019

10.1*	Offer Letter between Registrant and Vikas Mehta, dated as of June 11, 2021					X

10.2*	Change in Control and Severance Agreement, by and between the Registrant and Vikas Mehta, dated as of June 11, 2021					X

10.3*	Separation Agreement, by and between Registrant and David H. Morton, dated as of July 9, 2021					X

10.4*	Compensation Program for Non-Employee Directors					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
†  This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
* Indicates a management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANAPLAN, INC.

	By:	/s/ Vikas Mehta
Date: September 2, 2021		Vikas Mehta
Chief Financial Officer
(Principal Financial Officer)