Form 10-Q
period 2021-10-31
Anaplan, Inc.
filed 2021-12-02
CIK 1540755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of November 26, 2021, the number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding was 147,661,622.

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

PART I
ITEM 1. FINANCIAL STATEMENTS
ANAPLAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	As of
	October 31, 2021	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$312,367	$320,990
Accounts receivable, net of allowances for credit losses of $2,971 and $3,162 as of October 31, 2021 and January 31, 2021, respectively	138,825	147,005
Deferred commissions, current portion	43,309	36,797
Prepaid expenses and other current assets	27,295	24,252
Total current assets	521,796	529,044
Property and equipment, net	60,912	51,603
Deferred commissions, net of current portion	92,787	82,405
Goodwill	32,379	32,379
Operating lease right-of-use assets	33,587	33,985
Other noncurrent assets	17,027	9,709
TOTAL ASSETS	$758,488	$739,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,227	$7,949
Accrued expenses	103,651	101,507
Deferred revenue, current portion	320,064	287,778
Operating lease liabilities, current portion	9,576	7,951
Total current liabilities	443,518	405,185
Deferred revenue, net of current portion	3,658	7,765
Operating lease liabilities, net of current portion	28,580	30,130
Other noncurrent liabilities	17,652	18,032
TOTAL LIABILITIES	493,408	461,112
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,750,000 shares authorized as of October 31, 2021 and January 31, 2021; 147,620 and 143,502 shares issued and outstanding as of October 31, 2021 and January 31, 2021	14	14
Accumulated other comprehensive loss	(9,338)	(7,528)
Additional paid-in capital	1,064,972	932,505
Accumulated deficit	(790,568)	(646,978)
TOTAL STOCKHOLDERS' EQUITY	265,080	278,013
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$758,488	$739,125
The information as of January 31, 2021, was derived from the Company’s audited Consolidated Balance Sheet as of January 31, 2021.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue:
Subscription revenue	$139,343	$104,707	$388,437	$295,648
Professional services revenue	16,005	10,168	41,060	29,582
Total revenue	155,348	114,875	429,497	325,230
Cost of revenue:
Cost of subscription revenue	25,627	19,187	69,601	50,520
Cost of professional services revenue	16,512	10,188	41,586	29,037
Total cost of revenue	42,139	29,375	111,187	79,557
Gross profit	113,209	85,500	318,310	245,673
Operating expenses:
Research and development	40,782	24,629	110,211	72,986
Sales and marketing	92,859	73,893	277,610	218,481
General and administrative	27,732	22,851	77,362	66,514
Total operating expenses	161,373	121,373	465,183	357,981
Loss from operations	(48,164)	(35,873)	(146,873)	(112,308)
Interest income (expense), net	(122)	(208)	(404)	119
Other income (expense), net	(368)	(291)	(3,202)	3,385
Loss before income taxes	(48,654)	(36,372)	(150,479)	(108,804)
Benefit from (provision for) income taxes	7,676	(420)	6,889	(3,114)
Net loss	(40,978)	(36,792)	(143,590)	(111,918)
Comprehensive loss:
Foreign currency translation adjustments	(762)	(138)	(1,810)	(1,674)
Comprehensive loss	$(41,740)	$(36,930)	$(145,400)	$(113,592)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.26)	$(0.99)	$(0.81)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	146,966	140,603	145,549	138,448
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
For the Three Months Ended October 31, 2021
Balance at July 31, 2021	146,144	$14	$1,020,044	$(8,576)	$(749,590)	$261,892
Stock-based compensation	—	—	40,516	—	—	40,516
Exercise of stock options, net of repurchases and early exercises	364	—	4,412	—	—	4,412
Vesting of restricted stock units	1,112	—	—	—	—	—
Net loss	—	—	—	—	(40,978)	(40,978)
Foreign currency translation adjustments	—	—	—	(762)	—	(762)
Balance at October 31, 2021	147,620	$14	$1,064,972	$(9,338)	$(790,568)	$265,080
For the Three Months Ended October 31, 2020
Balance at July 31, 2020	139,306	$14	$856,129	$(5,862)	$(568,137)	$282,144
Stock-based compensation	—	—	27,890	—	—	27,890
Exercise of stock options, net of repurchases and early exercises	692	—	3,957	—	—	3,957
Vesting of restricted stock units	1,628	—	—	—	—	—
Net loss	—	—	—	—	(36,792)	(36,792)
Foreign currency translation adjustments	—	—	—	(138)	—	(138)
Balance at October 31, 2020	141,626	$14	$887,976	$(6,000)	$(604,929)	$277,061
For the Nine Months Ended October 31, 2021
Balance at January 31, 2021	143,502	$14	$932,505	$(7,528)	$(646,978)	$278,013
Stock-based compensation	—	—	113,045	—	—	113,045
Exercise of stock options, net of repurchases and early exercises	929	—	7,908	—	—	7,908
Vesting of restricted stock units	2,931	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	258	—	11,514	—	—	11,514
Net loss	—	—	—	—	(143,590)	(143,590)
Foreign currency translation adjustments	—	—	—	(1,810)	—	(1,810)
Balance at October 31, 2021	147,620	$14	$1,064,972	$(9,338)	$(790,568)	$265,080
For the Nine Months Ended October 31, 2020
Balance at January 31, 2020	135,495	$13	$788,447	$(4,326)	$(492,453)	$291,681
Cumulative adjustment upon adoption of ASC 326, Financial Instruments - Credit Losses	—	—	—	—	(558)	(558)
Stock-based compensation	—	—	77,433	—	—	77,433
Exercise of stock options, net of repurchases and early exercises	2,393	1	12,590	—	—	12,591
Vesting of restricted stock units	3,503	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	235	—	9,481	—	—	9,481
Net loss	—	—	—	—	(111,918)	(111,918)
Foreign currency translation adjustments	—	—	—	(1,674)	—	(1,674)
Other	—	—	25	—	—	25
Balance at October 31, 2020	141,626	$14	$887,976	$(6,000)	$(604,929)	$277,061
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(143,590)	$(111,918)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,465	18,934
Amortization of deferred commissions	31,003	24,418
Stock-based compensation	108,522	74,432
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	7,549	7,642
Foreign currency remeasurement losses (gains)	1,565	(3,178)
Release of deferred tax valuation allowance	(7,639)	—
Other non-cash items	582	2,609
Changes in operating assets and liabilities:
Accounts receivable	7,241	(22,012)
Prepaid expenses and other current assets	(3,143)	1,290
Other noncurrent assets	(698)	(1,376)
Deferred commissions	(49,292)	(43,439)
Accounts payable and accrued expenses	5,620	10,271
Deferred revenue	29,304	26,831
Payments for operating lease liabilities, net	(6,956)	(6,907)
Other noncurrent liabilities	554	7,468
Net cash provided by (used in) operating activities	2,087	(14,935)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,089)	(5,243)
Capitalized internal-use software	(10,207)	(7,666)
Net cash used in investing activities	(19,296)	(12,909)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,891	12,575
Proceeds from employee stock purchase plan	11,514	9,481
Principal payments on finance lease obligations	(7,579)	(6,160)
Net cash provided by financing activities	11,826	15,896
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,240)	1,005
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(8,623)	(10,943)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Beginning of period	320,990	309,894
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - End of period	$312,367	$298,951
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$396	$555
Cash paid for income taxes	$1,563	$1,415
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in purchases of property and equipment included in liabilities	$(377)	$(849)
Finance leases for property and equipment	$6,914	$7,285
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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 of the notes to the consolidated financial statements included in the Company’s Form 10-K filed with the SEC on March 12, 2021. There have been no significant changes to these policies during the nine months ended October 31, 2021.

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
(2)Consolidated Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following:

	As of
	October 31, 2021	January 31, 2021
	(In thousands)
Computer and office equipment	$69,856	$58,231
Leasehold improvements	16,918	14,055
Internal-use software	47,917	41,475
Construction in progress	15,439	6,941
Property and equipment, gross	150,130	120,702
Less: accumulated depreciation	(89,218)	(69,099)
Property and equipment, net	$60,912	$51,603
Depreciation expense was $7.1 million and $20.5 million for the three and nine months ended October 31, 2021, respectively, and $6.3 million and $17.9 million for the three and nine months ended October 31, 2020, respectively.
The Company capitalized $5.1 million and $14.0 million in internal-use software in the three and nine months ended October 31, 2021, respectively, of which $1.4 million and $4.2 million was stock-based compensation expense for each respective period. The Company capitalized $3.2 million and $10.3 million in internal-use software in the three and nine months ended October 31, 2020, respectively, of which $0.9 million and $2.7 million was stock-based compensation expense for each respective period. Amortization of capitalized internal-use software, included in total depreciation expense above, was $2.9 million and $8.4 million in the three and nine months ended October 31, 2021, respectively, and $2.4 million and $6.7 million in the three and nine months ended October 31, 2020, respectively.
Accrued Expenses
Accrued expenses consisted of the following:

	As of
	October 31, 2021	January 31, 2021
	(In thousands)
Vendor accruals	$9,705	$11,262
Accrued commission	11,664	12,521
Accrued bonuses	9,329	15,583
Accrued other payroll liabilities	40,410	31,238
Current portion of finance lease obligations	6,998	8,031
Accrued other	25,545	22,872
Accrued expenses	$103,651	$101,507

Preferred Stock
As of October 31, 2021 and January 31, 2021, the authorized preferred stock of the Company consisted of 25 million shares with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of October 31, 2021, and January 31, 2021.
(3)Bank Borrowing
In April 2020, the Company entered into the Third Amendment to Credit Agreement and First Amendment to Collateral Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) as administrative agent and lender (the “Third Amendment”). Among other things, the Third Amendment further amends the Credit Agreement entered into with Wells Fargo in April 2018, as amended in September 2018 and October 2019 (the “Credit Agreement”) in order to: (1) increase the aggregate revolving credit commitment amount by $20.0 million, so that the Company may borrow up to $60.0 million under a secured revolving credit facility, subject to the terms of the Credit Agreement including the accounts receivable borrowing base, for general corporate purposes; and (2) extend the maturity date of the revolving credit facility until April 23, 2022. Also, pursuant to the Third Amendment, any loans drawn on the credit facility will incur interest at a rate equal to the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 23, 2022. As of October 31, 2021, and January 31, 2021, the Company had not drawn down any amounts under the Credit Agreement. As of October 31, 2021, the Company was in compliance with the financial covenants contained in the Credit Agreement.
(4)Leases
The Company leases certain facilities under operating leases, and property and equipment under finance leases that expire from fiscal 2022 to 2028.
The components of lease expense were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(In thousands)
Operating lease costs	$2,550	$2,098	$7,549	$7,642
Finance lease costs
Amortization of assets	$2,503	$2,308	$7,602	$6,101
Interest on lease liabilities	117	189	396	555
Total finance lease costs	$2,620	$2,497	$7,998	$6,656

Supplemental balance sheet information related to leases is as follows:

	As of
	October 31, 2021	January 31, 2021
	(In thousands)
Operating leases:
Operating lease ROU assets	$33,587	$33,985
Operating lease liabilities, current portion	$9,576	$7,951
Operating lease liabilities, net of current portion	28,580	30,130
Total operating lease liabilities	$38,156	$38,081
Finance leases:
Property and equipment, gross	$36,028	$29,132
Less: accumulated depreciation	(23,462)	(15,876)
Property and equipment, net	$12,566	$13,256
Accrued expenses	$6,998	$8,031
Other noncurrent liabilities	5,952	5,761
Total finance lease liabilities	$12,950	$13,792
Weighted-average lease terms and discount rates are as follows:

	As of October 31, 2021
	Operating Leases	Finance Leases
Weighted-average remaining lease terms	4.1 years	1.9 years
Weighted-average discount rates	5.2%	3.2%
Future minimum lease payments under operating leases and finance leases as of October 31, 2021, are as follows:

	As of October 31, 2021
	Operating Leases	Finance Leases
	(In thousands)
Years ending January 31,
2022 (remaining 3 months)	$3,011	$2,271
2023	11,402	6,720
2024	9,878	3,712
2025	8,287	776
2026	7,834	—
Thereafter	2,456	—
Total lease payments	42,868	13,479
Less: amount representing interest	(4,039)	(529)
Less: leases less than 12 months	(673)	—
Total lease liabilities	$38,156	$12,950
The Company enters into commitments to lease computer and office equipment for which the timing of the lease payments is not determined until the date of commencement. As of October 31, 2021, the amounts related to these leases were approximately $14.6 million, which are to be paid over three years after the date of commencement.

(5) Acquisition-Related Intangible Assets
The components of identifiable intangible assets included in other noncurrent assets are as follows:

	As of
	October 31, 2021	January 31, 2021
	(In thousands)
Developed technology	$5,200	$5,200
Customer relationships	2,976	2,976
Intangible assets, gross	$8,176	$8,176
Less: accumulated amortization	(3,668)	(2,663)
Intangible assets, net	$4,508	$5,513
Amortization expense of acquisition-related intangible assets was $0.3 million and $1.0 million for the three and nine months ended October 31, 2021 and 2020.
The expected future intangible assets amortization as of October 31, 2021 is as follows:

As of October 31, 2021
(In thousands)
Years ending January 31,
2022 (remaining 3 months)	$335
2023	1,340
2024	1,340
2025	993
2026	300
Thereafter	200
Total future intangible assets amortization	$4,508

(6) Employee Stock Plans
As of October 31, 2021 and January 31, 2021, the Company was authorized to issue 1,750,000,000 shares of common stock. Shares were reserved for future issuance as follows:

	As of
	October 31, 2021	January 31, 2021
	(In thousands)
Outstanding stock options	5,500	6,600
Outstanding restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs")	8,918	8,558
Shares available for future issuances under the 2018 Stock Plan	25,618	21,564
Shares available for future issuances under the 2018 ESPP	4,894	3,717
Total	44,930	40,439

Stock Options
A summary of stock option activity for the nine months ended October 31, 2021, was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)		(In thousands)
Balance as of January 31, 2021	6,600	$11.83	$362,149
Options exercised	(929)	8.49	—
Options forfeited	(171)	25.58	—
Balance as of October 31, 2021	5,500	$11.96	$292,875
Exercisable as of October 31, 2021	5,436	$11.72	$290,766
Vested and expected to vest as of October 31, 2021	4,706	$9.38	$262,720
As of October 31, 2021, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $6.6 million, which is expected to be recognized over a weighted-average period of 1.6 years.
RSUs and PSUs
A summary of RSUs and PSUs activities for the nine months ended October 31, 2021, was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Balance as of January 31, 2021	8,558	$37.15
RSUs and PSUs granted	4,834	57.36
RSUs and PSUs vested	(2,931)	33.65
RSUs and PSUs forfeited	(1,543)	38.63
Balance as of October 31, 2021	8,918	$49.00
As of October 31, 2021, unrecognized stock-based compensation cost related to outstanding unvested RSUs that are expected to vest was $303.1 million, which is expected to be recognized over a weighted-average period of 2.9 years.
During the nine months ended October 31, 2021, the Company granted PSUs to certain senior executive officers under the 2018 Stock Plan. PSUs are subject to service-based and market-based vesting conditions. The number of shares that could be earned is based on our total stockholder return as compared to the constituents of the S&P Software & Services Select Index over 1-year, 2-year and 3-year cumulative performance periods inclusive of our fiscal 2022 through the fiscal year ended January 31, 2024. The number of shares that could be earned will range from 0% to 200% of the target number of shares. The fair value of the PSUs grant was determined using a Monte Carlo simulation approach. The compensation cost is recognized under the accelerated attribution method.
During the three and nine months ended October 31, 2021, the Company granted PSUs to certain senior executive officers under the 2018 Stock Plan. These PSUs are subject to service-based and market-based vesting conditions. The number of shares that could be earned will range from 0% to 200% of the target number of shares based on specific share price target of the Company’s common stock. The fair value of the PSUs grant was determined using a Monte Carlo simulation approach. The compensation cost is recognized under the accelerated attribution method.
As of October 31, 2021, unrecognized stock-based compensation cost related to outstanding unvested PSUs that are expected to vest was $16.8 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Stock-Based Compensation
The stock-based compensation expense, net of estimated forfeitures, by line item in the accompanying condensed consolidated statements of comprehensive loss is summarized as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(In thousands)
Cost of subscription revenue	$2,184	$953	$5,536	$2,537
Cost of professional services revenue	1,170	506	2,992	1,706
Research and development	9,748	5,235	25,098	13,261
Sales and marketing	16,907	12,570	51,604	33,814
General and administrative	8,984	7,696	23,292	23,114
Total stock-based compensation expense	$38,993	$26,960	$108,522	$74,432
The Company’s estimated forfeiture rate is based on accumulated historical forfeiture data.
(7) Fair Value Measurements
Cash and cash equivalents included investments in money market funds of $220.9 million and $240.0 million at October 31, 2021 and January 31, 2021, respectively. The fair value of the money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance.
Other than the money market funds, the Company did not hold any assets or liabilities that are measured at fair value on a recurring basis as of October 31, 2021, and January 31, 2021. There were no transfers into or out of Level 1, Level 2, or Level 3 during the three and nine months ended October 31, 2021 and 2020.
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
Disaggregation of Revenue
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud-based application:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021		2020		2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(In thousands, except percentage data)
Americas	$86,454	55%	$64,727	56%	$237,216	55%	$185,793	57%
EMEA	50,784	33	37,277	33	142,735	33	103,761	32
APAC	18,110	12	12,871	11	49,546	12	35,676	11
Total	$155,348	100%	$114,875	100%	$429,497	100%	$325,230	100%
The United States and the U.K. were the only two countries that represented more than 10% of the Company’s total revenue in any period. Revenue in the United States and as a percentage of total revenue comprised of $83.1 million and 53%, and $227.3 million and 53% in the three and nine months ended October 31, 2021, respectively, and $62.2 million and 54%, and $178.5 million and 55% in the three and nine months ended October 31, 2020, respectively. Revenue in the U.K. comprised of $19.0 million and 12%, and $52.4 million and 12% in the three and nine months ended October 31, 2021, respectively, and $13.8 million and 12%, and $38.3 million and 12% in the three and nine months ended October 31, 2020, respectively.

Contract Balances
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $0.1 million and $0.3 million as of October 31, 2021, and January 31, 2021, respectively, which were included within prepaid expenses and other current assets and other noncurrent assets on the condensed consolidated balance sheets.
Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a contract. The current portion of deferred revenue balances are recognized over the following 12-month period. The amount of revenue recognized in the three and nine months ended October 31, 2021 that was included in deferred revenue at the beginning of each period was $125.4 million and $244.7 million, respectively. The amount of revenue recognized in the three and nine months ended October 31, 2020 that was included in deferred revenue at the beginning of each period was $91.7 million and $186.0 million, respectively.
Remaining Performance Obligations
As of October 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $923.2 million, which consists of both billed consideration in the amount of $323.7 million and unbilled consideration in the amount of $599.5 million that the Company expects to recognize as revenue in the future periods. The Company expects to cumulatively recognize approximately 53% and 84% of this amount as revenue in the next 12 months and 24 months, respectively, with the remaining balance recognized thereafter.
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
(9) Commitments and Contingencies
On August 24, 2020, a purported stockholder of the Company filed a putative securities class action complaint in the United States District Court for the Northern District of California, captioned Grobler v. Anaplan, Inc., et al., 3:20-cv-05959, against the Company and certain of the Company’s executive officers. The Court appointed a lead plaintiff on November 12, 2020, and on January 6, 2021, the lead plaintiff filed an amended complaint, captioned Sakkal v. Anaplan, Inc., et al. The amended complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Anaplan, Inc. securities between November 21, 2019, and February 26, 2020, inclusive. The claims were based upon allegations that the defendants misrepresented and/or omitted material information in certain of the Company’s prior public filings regarding the business, operations and prospects of the Company. The Company filed a motion to dismiss the amended complaint on March 8, 2021. On August 31, 2021, the Court entered an order dismissing the amended complaint without prejudice. On September 21, 2021, the parties filed a stipulation of voluntary dismissal whereby the lead plaintiff agreed not to further litigate the case, and the Court subsequently terminated the case.
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

(10) Income Taxes
The Company computed its interim provision using its estimated annual effective tax rate. The Company’s income tax benefit was $7.7 million and $6.9 million during the three and nine months ended October 31, 2021, respectively. The Company’s income tax expense was $0.4 million and $3.1 million during the three and nine months ended October 31, 2020, respectively.
During the three months ended October 31, 2021, the Company released a valuation allowance related to its Israel deferred tax assets on the basis of management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized. Management’s conclusion was based on a detailed evaluation of all available positive and negative evidence and the weight of such evidence, including an expectation of continued earnings. The valuation allowance release resulted in a tax benefit of $7.6 million during the three and nine months ended October 31, 2021. The Company continues to maintain a full valuation allowance on its federal, state and U.K. deferred tax assets due to management’s conclusion that it is not more likely than not that those deferred tax assets will be realized.
(11) Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(In thousands, except per share data)
Numerator:
Net loss	$(40,978)	$(36,792)	$(143,590)	$(111,918)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	146,966	140,603	145,549	138,448
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.26)	$(0.99)	$(0.81)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of October 31,
	2021	2020
	(In thousands)
Stock options	5,500	7,136
RSUs and PSUs	8,918	9,351
Total	14,418	16,487

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
We derive the substantial majority of our revenue from subscriptions for users on our platform. Our initial subscription term is typically two to three years, although some customers commit for shorter periods. We generally bill our customers annually in advance. We also offer professional services, including consulting, implementation, and training, but are increasingly leveraging our partners to provide these services. During the three months ended October 31, 2021 and 2020, subscription revenue was $139.3 million and $104.7 million, respectively, representing a year-over-year subscription revenue growth rate of 33%. During the three months ended October 31, 2021 and 2020, services revenue was $16.0 million and $10.2 million, respectively. Our subscription revenue as a percentage of total revenue was 90% and 91% in the three months ended October 31, 2021 and 2020, respectively. During the nine months ended October 31, 2021 and 2020, subscription revenue was $388.4 million and $295.6 million, respectively, representing a year-over-year subscription revenue growth rate of 31%. During the nine months ended October 31, 2021 and 2020, services revenue was $41.1 million and $29.6 million, respectively. Our subscription revenue as a percentage of total revenue was 90% and 91% in the nine months ended October 31, 2021 and 2020, respectively.

During the three months ended October 31, 2021 and 2020, our total revenue was $155.3 million and $114.9 million, respectively. Approximately 47% and 46% of our total revenue was generated from outside of the United States in the three months ended October 31, 2021 and 2020, respectively. During the nine months ended October 31, 2021 and 2020, our total revenue was $429.5 million and $325.2 million, respectively. Approximately 47% and 45% of our revenue was generated from outside of the United States in the nine months ended October 31, 2021 and 2020. Our net loss was $41.0 million and $36.8 million in the three months ended October 31, 2021 and 2020, respectively, and $143.6 million and $111.9 million in the nine months ended October 31, 2021 and 2020, respectively.
We believe that our focus on customer success allows us to retain and expand the subscription revenue generated from our existing customers, and is an indicator of the long-term value of our customer relationships for Anaplan as a whole. We track our performance in this area by measuring our dollar-based net expansion rate, which compares our annual recurring revenue from the same set of customers across comparable periods. The dollar-based net expansion rate was 119% and 114% as of October 31, 2021, and January 31, 2021, respectively.
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
The number of customers with greater than $250,000 of annual recurring revenue was 528 and 453 as of October 31, 2021, and January 31, 2021, respectively. We monitor this metric and believe it is a useful tool to investors, as an indicator of the scale of customer adoption and expansion of our platform.
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
Calculated billings is calculated as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(In thousands)
Total revenue	$155,348	$114,875	$429,497	$325,230
Add: Deferred revenue (end of period)	323,722	245,031	323,722	245,031
Less: Deferred revenue (beginning of period)	(296,521)	(214,554)	(295,543)	(220,208)
Calculated billings	$182,549	$145,352	$457,676	$350,053

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
The extent to which the ongoing COVID-19 pandemic, and associated global economic uncertainty, may impact our business will depend on future developments, including the duration and spread of the pandemic and the prevalence and virulence of variants of COVID-19; the scope and effectiveness of precautionary measures designed to contain and prevent the spread of COVID-19; the availability and effectiveness of vaccines; and the impact on our current and prospective customers, employees, and partners; all of which are uncertain and cannot be predicted at this time. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn may limit the effectiveness of our mitigation efforts. In addition, even after the immediate impacts of the pandemic on the global economy and our business subside, the residual effects of the pandemic may present additional challenges to our business that are currently difficult to predict. We are continuing to monitor the actual and potential effects of the COVID-19 pandemic on our business. See Part II, Item 1A, “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
International sales.    Our total revenue generated outside of the United States during the three and nine months ended October 31, 2021, was approximately 47% of our total revenue. Our total revenue generated outside of the United States during the three and nine months ended October 31, 2020, was approximately 46% and 45%, respectively, of our total revenue. We believe global demand for our platform will continue to develop as organizations experience the benefits that our platform can provide to international enterprises with complex planning needs spanning multiple geographies. Accordingly, we believe there is significant opportunity to grow our international business. We have invested, and plan to invest, ahead of this potential demand in personnel, marketing, and access to data center capacity to support our international growth.
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
Subscription Revenue
Subscription revenue accounted for 90% of our total revenue for the three and nine months ended October 31, 2021, and 91% of our total revenue for the three and nine months ended October 31, 2020. Subscription revenue is driven primarily by the number of customers, the number of users at each customer, the price of user subscriptions, and renewal rates.
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
Most of our contracts are non-cancelable over the contract term. We had remaining performance obligations, or backlog, in the amount of $923.2 million and $817.6 million as of October 31, 2021 and January 31, 2021, respectively, consisting of both billed and unbilled consideration.
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
Benefit from (Provision for) Income Taxes
Benefit from (provision for) income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal, state and U.K. deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(In thousands)
Revenue:
Subscription revenue	$139,343	$104,707	$388,437	$295,648
Professional services revenue	16,005	10,168	41,060	29,582
Total revenue	155,348	114,875	429,497	325,230
Cost of revenue:
Cost of subscription revenue (1)	25,627	19,187	69,601	50,520
Cost of professional services revenue (1)	16,512	10,188	41,586	29,037
Total cost of revenue	42,139	29,375	111,187	79,557
Gross profit	113,209	85,500	318,310	245,673
Operating expenses:
Research and development (1)	40,782	24,629	110,211	72,986
Sales and marketing (1)	92,859	73,893	277,610	218,481
General and administrative (1)	27,732	22,851	77,362	66,514
Total operating expenses	161,373	121,373	465,183	357,981
Loss from operations	(48,164)	(35,873)	(146,873)	(112,308)
Interest income (expense), net	(122)	(208)	(404)	119
Other income (expense), net	(368)	(291)	(3,202)	3,385
Loss before income taxes	(48,654)	(36,372)	(150,479)	(108,804)
Benefit from (provision for) income taxes	7,676	(420)	6,889	(3,114)
Net loss	$(40,978)	$(36,792)	$(143,590)	$(111,918)

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$2,184	$953	$5,536	$2,537
Cost of professional services revenue	1,170	506	2,992	1,706
Research and development	9,748	5,235	25,098	13,261
Sales and marketing	16,907	12,570	51,604	33,814
General and administrative	8,984	7,696	23,292	23,114
Total stock-based compensation expense	$38,993	$26,960	$108,522	$74,432
Three and Nine Months Ended October 31, 2021 and 2020
Revenue

	Three Months Ended October 31,			Nine Months Ended October 31,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentage data)
Subscription revenue	$139,343	$104,707	33%	$388,437	$295,648	31%
Professional services revenue	16,005	10,168	57	41,060	29,582	39
Total revenue	$155,348	$114,875	35	$429,497	$325,230	32

Total revenue was $155.3 million in the three months ended October 31, 2021, compared to $114.9 million in the three months ended October 31, 2020, an increase of $40.4 million, or 35%. Total revenue was $429.5 million in the nine months ended October 31, 2021, compared to $325.2 million in the nine months ended October 31, 2020, an increase of $104.3 million, or 32%.
Subscription revenue was $139.3 million, or 90% of total revenue, in the three months ended October 31, 2021, compared to $104.7 million, or 91% of total revenue, in the three months ended October 31, 2020, an increase of $34.6 million, or 33%. The increase in subscription revenue was primarily driven by existing customers expanding their use of our platform, which accounted for 74% of the increase, and acquisition of new customers, which accounted for approximately 26% of the increase.
Subscription revenue was $388.4 million, or 90% of total revenue, in the nine months ended October 31, 2021, compared to $295.6 million, or 91% of total revenue, in the nine months ended October 31, 2020, an increase of $92.8 million, or 31%. The increase in subscription revenue was primarily driven by existing customers expanding their use of our platform, which accounted for 80% of the increase, and acquisition of new customers, which accounted for approximately 20% of the increase.
Professional services revenue was $16.0 million in the three months ended October 31, 2021, compared to $10.2 million in the three months ended October 31, 2020, an increase of $5.8 million, or 57%. Professional services revenue was $41.1 million in the nine months ended October 31, 2021, compared to $29.6 million in the nine months ended October 31, 2020, an increase of $11.5 million, or 39%. The increase in professional services revenue in each period was primarily driven by sales of our professional services resulting from the growth of our customer base.
Cost of Revenue

	Three Months Ended October 31,			Nine Months Ended October 31,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentage data)
Cost of subscription revenue	$25,627	$19,187	34%	$69,601	$50,520	38%
Cost of professional services revenue	16,512	10,188	62	41,586	29,037	43
Total cost of revenue	$42,139	$29,375	43	$111,187	$79,557	40
Total cost of revenue was $42.1 million in the three months ended October 31, 2021, compared to $29.4 million in the three months ended October 31, 2020, an increase of $12.7 million, or 43%. Total cost of revenue was $111.2 million in the nine months ended October 31, 2021, compared to $79.6 million in the nine months ended October 31, 2020, an increase of $31.6 million, or 40%.
Cost of subscription revenue was $25.6 million in the three months ended October 31, 2021, compared to $19.2 million in the three months ended October 31, 2020, an increase of $6.4 million, or 34%. The increase in cost of subscription revenue was primarily due to an increase in salaries and bonuses, and benefits costs of $3.6 million, including stock-based compensation, an increase in amortization of our equipment leases and capitalized software development costs of $1.2 million and an increase in hosting costs of $0.8 million.
Cost of subscription revenue was $69.6 million in the nine months ended October 31, 2021, compared to $50.5 million in the nine months ended October 31, 2020, an increase of $19.1 million, or 38%. The increase in cost of subscription revenue was primarily due to an increase in salary and bonuses, and benefits costs of $8.8 million, including stock-based compensation, an increase in hosting costs of $4.0 million, and an increase in amortization of our equipment leases and capitalized software development costs of $3.6 million.
Cost of professional services revenue was $16.5 million in the three months ended October 31, 2021, compared to $10.2 million in the three months ended October 31, 2020, an increase of $6.3 million, or 62%. The increase in cost of professional services revenue was primarily due to an increase in the partner implementation costs related to an increase in partner activity of $4.1 million, and an increase in salaries and bonuses, and benefits costs of $2.0 million, including stock-based compensation.

Cost of professional services revenue was $41.6 million in the nine months ended October 31, 2021, compared to $29.0 million in the nine months ended October 31, 2020, an increase of $12.6 million, or 43%. The increase in cost of professional services revenue was primarily due to an increase in the partner implementation costs related to an increase in partner activity of $7.1 million, and an increase in salary and bonuses, and benefits costs of $5.1 million, including stock-based compensation.
Gross Profit and Gross Margin

	Three Months Ended October 31,			Nine Months Ended October 31,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentage data)
Subscription gross profit	$113,716	$85,520	33%	$318,836	$245,128	30%
Professional services gross profit	(507)	(20)	2,435	(526)	545	(197)
Total gross profit	$113,209	$85,500	32	$318,310	$245,673	30
Subscription gross margin	82%	82%		82%	83%
Professional services gross margin	(3)%	—%		(1)%	2%
Total gross margin	73%	74%		74%	76%
Gross profit was $113.2 million in the three months ended October 31, 2021, compared to $85.5 million in the three months ended October 31, 2020, an increase of $27.7 million, or 32%. Gross profit was $318.3 million in the nine months ended October 31, 2021, compared to $245.7 million in the nine months ended October 31, 2020, an increase of $72.6 million, or 30%. The increase in gross profit was the result of the increases in our subscription revenue primarily driven by existing customers expanding their use of our platform and acquisition of new customers in the three and nine months ended October 31, 2021.
Gross margin was 73% in the three months ended October 31, 2021, compared to 74% in the three months ended October 31, 2020. The decrease was primarily due to an increase in professional services revenue, which generates a significantly lower gross margin than our subscription revenue, as a percentage of total revenue, and higher partner implementation costs.
Gross margin was 74% in the nine months ended October 31, 2021, compared to 76% in the nine months ended October 31, 2020. The decrease was primarily due to an increase in professional services revenue, which generates a significantly lower gross margin than our subscription revenue, as a percentage of total revenue, and higher hosting and partner implementation costs.
Our gross margins can fluctuate from quarter to quarter as a result of the requirements, complexity, and timing of our customers’ implementation projects that can vary significantly.
Operating Expenses

	Three Months Ended October 31,			Nine Months Ended October 31,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentage data)
Operating expense:
Research and development	$40,782	$24,629	66%	$110,211	$72,986	51%
Sales and marketing	92,859	73,893	26	277,610	218,481	27
General and administrative	27,732	22,851	21	77,362	66,514	16
Total operating expenses	$161,373	$121,373	33	$465,183	$357,981	30

Research and Development
Research and development expenses were $40.8 million in the three months ended October 31, 2021, compared to $24.6 million in the three months ended October 31, 2020, an increase of $16.2 million, or 66%. The increase includes an increase in salaries and bonuses, and benefits costs of $14.5 million (which included an increase in stock-based compensation of $4.5 million) primarily related to an increase in headcount, partially offset by an increase in capitalized software development costs of $1.9 million.
Research and development expenses were $110.2 million in the nine months ended October 31, 2021, compared to $73.0 million in the nine months ended October 31, 2020, an increase of $37.2 million, or 51%. The increase includes an increase in salary and bonuses, and benefits costs of $36.0 million (which included an increase in stock-based compensation of $11.8 million) primarily related to an increase in headcount, partially offset by an increase in capitalized software development costs of $4.1 million.
Sales and Marketing
Sales and marketing expenses were $92.9 million in the three months ended October 31, 2021, compared to $73.9 million in the three months ended October 31, 2020, an increase of $19.0 million, or 26%. The increase was primarily due to an increase in salaries and bonuses, and benefits costs related to an increase in headcount of $17.7 million (which included an increase in stock-based compensation of $4.3 million and an increase in commission expenses of $4.0 million) and an increase in consulting expenses of $1.2 million.
Sales and marketing expenses were $277.6 million in the nine months ended October 31, 2021, compared to $218.5 million in the nine months ended October 31, 2020, an increase of $59.1 million, or 27%. The increase was primarily due to an increase in salary and bonuses and benefits costs related to an increase in headcount of $52.7 million (which included an increase in stock-based compensation of $17.8 million and an increase in commission expenses of $10.0 million) and an increase in consulting expenses of $2.7 million.
General and Administrative
General and administrative expenses were $27.7 million in the three months ended October 31, 2021, compared to $22.9 million in the three months ended October 31, 2020, an increase of $4.8 million, or 21%. The increase was primarily due to an increase in salaries and bonuses, and benefits costs of $4.2 million, including stock-based compensation, and an increase in consulting and professional services of $0.3 million.
General and administrative expenses were $77.4 million in the nine months ended October 31, 2021, compared to $66.5 million in the nine months ended October 31, 2020, an increase of $10.9 million, or 16%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $8.3 million, including stock-based compensation, and an increase in consulting and professional services of $2.3 million, partially offset by a decrease in allowance for credit losses of $0.6 million.
Other Income (Expense), Net

	Three Months Ended October 31,			Nine Months Ended October 31,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentage data)
Interest income (expense), net	$(122)	$(208)	(41)%	$(404)	$119	(439)%
Other income (expense), net	(368)	(291)	26	(3,202)	3,385	(195)

Interest income (expense), net
There was no material fluctuation in interest income (expense), net for the three months ended October 31, 2021. Interest income (expense), net decreased by $0.5 million for the nine months ended October 31, 2021. The decrease in interest income (expense), net was primarily due to lower interest income from our cash and cash equivalents as a result of lower interest rates in the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020.

Other income (expense), net
There was no material fluctuation in other income (expense), net for the three months ended October 31, 2021. Other income (expense), net was an expense of $3.2 million in the nine months ended October 31, 2021, compared to income of $3.4 million in the nine months ended October 31, 2020, an increase in expense of $6.6 million, or 195%. The change was primarily due to currency fluctuations and the related remeasurements during the periods.
Benefit from (Provision for) Income Taxes

	Three Months Ended October 31,			Nine Months Ended October 31,
	2021	2020	% Change	2021	2020	% Change
	(In thousands, except percentage data)
Benefit from (provision for) income taxes	$7,676	$(420)	(1,928)%	$6,889	$(3,114)	(321)%

The income tax benefit was $7.7 million in the three months ended October 31, 2021, compared to income tax expense of $0.4 million in the three months ended October 31, 2020, an increase in income tax benefit of $8.1 million or 1928%. The increase in income tax benefit was primarily due to the release of valuation allowance related to our Israel deferred tax assets.
The income tax benefit was $6.9 million in the nine months ended October 31, 2021, compared to income tax expense of $3.1 million in the nine months ended October 31, 2020, an increase in income tax benefit of $10.0 million, or 321%. The increase in income tax benefit was primarily due to the release of valuation allowance related to our Israel deferred tax assets, a reduction in discrete tax expenses and a decrease in taxable income generated from intercompany cost-plus arrangements in certain European and Asian countries.
Liquidity and Capital Resources
As of October 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $312.4 million, which were held for working capital purposes and strategic initiatives. Our cash equivalents are comprised primarily of money market funds and bank deposits.
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
Loan and Credit Facility Agreements
In April 2020, we entered into the Third Amendment to Credit Agreement and First Amendment to Collateral Agreement with Wells Fargo as administrative agent and a lender (the “Third Amendment”). Among other things, the Third Amendment further amends the Credit Agreement entered into with Wells Fargo in April 2018, as amended in September 2018 and October 2019 (the “Credit Agreement”) in order to (1) increase the aggregate revolving credit commitment amount by $20.0 million, so that we may borrow up to $60.0 million under a secured revolving credit facility, subject to the terms of the Credit Agreement including the accounts receivable borrowing base, for general corporate purposes, and (2) extend the maturity date of the revolving credit facility until April 23, 2022. Also, pursuant to the Third Amendment, any loans drawn on the credit facility will incur interest at a rate equal to the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 23, 2022. As of October 31, 2021 and January 31, 2021, we had not drawn down any amounts under this agreement.

As part of the Credit Agreement, we granted Wells Fargo a first priority lien in our accounts receivable, all of the issued shares of capital stock and equity interests in certain of our subsidiaries, and other corporate assets and agreed not to pledge our intellectual property to other parties. The Credit Agreement, as amended by the Third Amendment, includes affirmative and negative covenants, including financial covenants requiring the maintenance of: (1) minimum tangible net worth (defined as assets, excluding intangible assets, less liabilities) as of the last day of any fiscal quarter of not less than $150.0 million for any fiscal quarter ending on or prior to January 31, 2021 and $125.0 million for any fiscal quarter ending thereafter, and (2) minimum billings for the most recent twelve months ending as of the last day of any fiscal quarter of not less than $350.0 million. As of October 31, 2021, we were in compliance with the financial covenants contained in the Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2021	2020
	(In thousands)
Net cash provided by (used in) operating activities	$2,087	$(14,935)
Net cash used in investing activities	(19,296)	(12,909)
Net cash provided by financing activities	11,826	15,896
Operating Activities
Net cash provided by operating activities of $2.1 million for the nine months ended October 31, 2021, reflecting a net loss of $143.6 million and non-cash release of deferred tax valuation allowance of $7.6 million, adjusted by non-cash charges for stock-based compensation of $108.5 million, amortization of deferred commissions of $31.0 million, depreciation and amortization of $21.5 million, amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $7.5 million, non-cash foreign currency remeasurement losses of $1.6 million and other non-cash items of $0.6 million. Changes in working capital were unfavorable to cash flows from operations by $17.4 million primarily due to an increase in deferred commissions of $49.3 million related to commissions capitalized on our sales, net payments for operating lease liabilities of $7.0 million and an increase in prepaid expenses and other current assets of $3.1 million, partially offset by an increase in deferred revenue balance of $29.3 million due to increased customer billings, a decrease in accounts receivable of $7.2 million due to timing of collections and an increase in accounts payable and accrued expenses of $5.6 million due to timing of payments.
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
Investing Activities
Net cash used in investing activities for the nine months ended October 31, 2021 of $19.3 million was related to the capitalization of internal-use software of $10.2 million as we expanded our platform and increased our development efforts, and purchases of property and equipment of $9.1 million related to our growth.
Net cash used in investing activities for the nine months ended October 31, 2020 of $12.9 million was related to the capitalization of internal-use software of $7.7 million as we expanded our platform and increased our development efforts, and purchases of property and equipment of $5.2 million related to our growth.

Financing Activities
Net cash provided by financing activities for the nine months ended October 31, 2021 of $11.8 million consisted primarily of $11.5 million in proceeds from employee stock purchase plan and $7.9 million in proceeds from the exercise of stock options, partially offset by $7.6 million principal payment on finance lease obligations.
Net cash provided by financing activities for the nine months ended October 31, 2020 of $15.9 million consisted primarily of $12.6 million in proceeds from the exercise of stock options and $9.5 million in proceeds from employee stock purchase plan, partially offset by $6.2 million principal payment on finance lease obligations.
Commitments and Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations and commitments during the nine months ended October 31, 2021 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the SEC on March 12, 2021.
Off-Balance Sheet Arrangements
Through October 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
During the nine months ended October 31, 2021, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2021 filed with the SEC on March 12, 2021.
Recent Accounting Pronouncements
See “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Swedish Krona and Singapore Dollar. Fluctuations in foreign currency exchange rates, including those resulting from COVID-19 pandemic, may cause variability in our results of operations. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for the nine months ended October 31, 2021 and 2020.

Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of October 31, 2021, we had cash and cash equivalents of $312.4 million, which consisted primarily of money market funds and bank deposits. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. A hypothetical 10% change in interest rates would not have had a material impact on our operating results for the nine months ended October 31, 2021 and 2020.
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
Our future growth is substantially dependent on our direct sales team and partners driving new customer acquisition and expanded use of our platform within existing customers. Prior to the COVID-19 pandemic, we held in-person sales, marketing, and industry events and our employees traveled frequently to establish and maintain relationships with our customers, prospective customers, and partners. Our business operations, including sales-related and customer support activities, could be adversely affected by continued or additional business closures, travel restrictions impacting employees and partners, virtualization of events, and other precautionary measures, especially in regions where we have material operations or sales. We may also experience negative impacts on our business if COVID-19 related governmental restrictions, or the easing or tightening of those restrictions, occurs at different rates in the markets in which we, our customers, or our partners operate, and as a result of the disparate restrictions we are unable to meet customer expectations. We may not be able to fully mitigate the impact of these disruptions which cannot be predicted or quantified at this time and which could negatively impact our business.
The pandemic and associated global economic uncertainty and market volatility has had and may continue to have an adverse impact on certain of our customers, prospective customers and partners, which could result in reduced consumer demand and willingness to enter into or renew contracts with us, and ultimately could have a material adverse effect on our financial results. We have seen and may continue to see in certain geographies our customers and prospective customers deferring or delaying buying decisions and project implementations and prolonged sales cycles. We have seen an increase in requests for extended payment terms due to uncertain economic conditions including those caused by the COVID-19 pandemic. In addition, the evolution of the COVID-19 pandemic and the macroeconomic factors triggered by the pandemic have and could continue to result in decreased business spending by our customers and prospective customers, reduced demand for our solutions, longer sales cycles, and lower renewal rates by our customers, all of which could result in a material adverse impact on our business operations and financial condition even after the immediate impacts of the COVID-19 pandemic on the global economy and our business subside. Further, if we experience a decrease in demand in a given period it could negatively affect our revenue in future periods, particularly if experienced on a sustained basis, because a substantial proportion of revenue related to our platform is recognized over time. While we have developed and continue to develop plans to help mitigate the negative impact of the COVID-19 pandemic on our business, these efforts may not be effective and a protracted economic downturn may limit the effectiveness of our mitigation efforts.

The extent to which the ongoing COVID-19 pandemic, and associated global economic uncertainty, may impact our business will depend on future developments, including the duration and spread of the pandemic and the prevalence and virulence of variants of COVID-19; the scope and effectiveness of precautionary measures designed to contain and prevent the spread of COVID-19; the availability and effectiveness of vaccines; and the impact on our current and prospective customers, employees, and partners, all of which are highly uncertain and cannot be predicted at this time. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business.
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
We have incurred significant losses in each period since inception, including net losses of $154.0 million, $149.2 million, $131.0 million, and $41.0 million, respectively, in fiscal 2021, 2020, 2019, and for the nine months ended October 31, 2021. We had an accumulated deficit of $790.6 million at October 31, 2021. Our losses and accumulated deficit reflect the substantial investments we have made to acquire new customers and develop our platform. We expect our operating expenses to increase in the foreseeable future as we continue to make investments and implement initiatives designed to grow our business, including:
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
Our ability to increase our customer base, achieve broader market acceptance of our platform, grow our revenue, and achieve and sustain profitability will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, specifically our direct sales efforts targeted at executives of customers with the most complex planning needs. As we are substantially dependent on our direct sales force to obtain new customers and expand usage of our platform within existing customers, our ability to execute on our sales and marketing strategy will depend, in large part, on our success in recruiting, training, incentivizing and retaining a sufficient number of qualified direct sales personnel and on such personnel attaining desired productivity levels within a reasonable amount of time. In recent years, we have increased the size of our direct sales force, and accordingly many of the new members of our sales force have not yet become fully productive. While remote work restrictions remain in place, newly hired direct sales personnel may need additional time to become fully productive as they may face additional hurdles due to remote onboarding and more limited access to customers. We plan to continue to expand our direct sales force both domestically and internationally but we may not be able to recruit and hire a sufficient number of sales personnel to successfully execute our hiring strategy, which may adversely affect our ability to expand our sales capabilities. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Furthermore, hiring sales personnel in new countries can be costly, complex, and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue that we expect to receive from those countries. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Attrition rates have and may continue to increase, and we may face integration challenges as we continue to seek to expand our sales force. Further, attrition of key personnel at our customers may impact our direct sales efforts. Moreover, we do not have significant experience as an organization developing and implementing overseas marketing campaigns, and such campaigns may be expensive and difficult to implement. Our business will be harmed if our continuing investment in increasing our sales and marketing capabilities does not generate a significant increase in revenue. Our sales and marketing expenses represent a significant percentage of our expenses, and our operating results will suffer if our sales and marketing expenditures do not contribute to increasing revenue as we anticipate.
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
Although we have disaster recovery plans in place, we may experience interruptions, delays and outages in service and availability from time-to-time arising from problems with our third-party data center or cloud partner infrastructure including technical failures, power loss or telecommunications failures or capacity issues, natural disasters, security incidents, and other events beyond our control which could negatively affect the use, functionality or availability of our platform and harm our reputation, damage our customers’ businesses, and adversely affect our business. In addition, the ongoing COVID-19 pandemic may have an adverse operational impact on our data center and public cloud infrastructure partners, as they navigate restrictions, health and safety regulations and other impacts from the pandemic. The COVID-19 pandemic has, and could in the future, disrupt the supply chain of hardware needed to maintain our third-party data center operations. Furthermore, in the event of interruption or delay in service, our insurance coverage may not adequately compensate us for any losses that we may incur.

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
To execute our growth plan, we must attract and retain highly qualified personnel, especially engineering, research and development and sales personnel. Competition for personnel can be intense, especially for engineers with high levels of experience in designing and developing software for Internet-related services and for direct sales personnel with the sales skills and technical knowledge that we require. For example, competition is intense for experienced software and cloud infrastructure engineers in San Francisco in the United States, London and York in the U.K., and Israel, our primary development locations. We have experienced, and expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Further, attrition rates have and may continue to increase. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.
Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations, resulting in a diversion of our time and resources and potential litigation. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. Further, in times of increased economic uncertainty, such as perceived ongoing uncertainty due to the COVID-19 pandemic, employees and potential employees may perceive older or larger companies to be more attractive which may adversely affect our ability to recruit and retain highly skilled employees. The challenges we face in recruiting and hiring qualified personnel may be compounded due to various factors including perceived economic uncertainty caused by the COVID-19 pandemic and uncertainty regarding immigration policies. As the economic uncertainty related to the COVID-19 pandemic eases, we may face additional challenges in recruiting and retaining qualified personnel as other companies increase the pace of hiring.

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
As a public company we file certain information publicly, which provides visibility into our business and financial condition. We have been subject to litigation related to our public filings, and may be subject to threatened or actual litigation in the future. If such claims are successful, our business, and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them and the diversion of management resources, could adversely affect our business and operating results.
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. We have been and may in the future become involved in securities litigation, and any such litigation could subject us to substantial costs, divert resources, and the attention of management from our business and adversely affect our business.
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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant	10-K	001-38698	3.1	March 29, 2019

3.2	Amended and Restated Bylaws of Registrant	10-K	001-38698	3.2	March 29, 2019

10.1*	Form of Notice of Performance Stock Unit Award and Performance Stock Unit Agreement under 2018 Equity Incentive Plan					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ANAPLAN, INC.

	By:	/s/ Vikas Mehta
Date: December 2, 2021		Vikas Mehta
Chief Financial Officer
(Principal Financial Officer)