Form 10-K
period 2022-01-31
Anaplan, Inc.
filed 2022-03-23
CIK 1540755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: to

Commission File Number 001-38698

ANAPLAN, INC.
(Exact name of Registrant as specified in its charter)
_____________________

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 30, 2021, based on the closing price of the shares of common stock on the New York Stock Exchange on July 30, 2021, was $8.12 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 16, 2022, the number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding was 150.2 million.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended January 31, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this report are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” or the negative version of these words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include these identifying words. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements contained in this report include, but are not limited to, statements about:
•our expectations regarding the Agreement and Plan of Merger (the “Merger Agreement”), dated March 20, 2022, with Alpine Parent, LLC, a Delaware limited liability company (“Parent”) and Alpine Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into our Company (the “Merger”), with our Company surviving the Merger as a wholly owned subsidiary of Parent;
•our future performance, including our revenue, costs of revenue, gross profit or gross margin, operating expenses, remaining performance obligations, current remaining performance obligations, deferred revenue, dollar-based net expansion rate and billings;
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
•the impact of the ongoing COVID-19 pandemic and related health measures, geopolitical events, macroeconomic trends including changes in inflation or interest rates, or other events beyond our control on market conditions, our business, operating results and financial condition and the businesses of our customers, prospective customers and partners;
•the sufficiency of our cash and cash equivalents to meet our projected operating requirements;
•our ability to maintain the security of our platform, networks and systems and protect the data of our customers;
•our ability to identify and address real or perceived errors, failures, bugs, service outages, or disruptions in our platform;
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
•the impact of geopolitical conditions, including wars, hostilities, acts of terrorism, economic sanctions;
•our ability to secure financing on favorable terms, or at all, to satisfy future capital needs; and
•our ability to successfully defend litigation brought against us and any stakeholder activism.
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

PART I
ITEM 1. BUSINESS
Overview
Anaplan is a market-leading cloud-native enterprise SaaS company, transforming how enterprises across industries see, plan, and drive their business. Powered by our proprietary calculation engine and Hyperblock® technology, our platform lets customers model what-if scenarios, contextualize current performance in real time, and forecast future outcomes for faster, more confident decisions. Embracing constant change, our customers use Anaplan to rapidly pivot strategies, redeploy resources, and optimize plans for growth, efficiency, demand, and profitability. Anaplan equips teams to overcome obstacles and seize opportunities ahead of competitors.
Our cloud platform empowers enterprises to orchestrate complex scenario planning and conduct continuous forecasting to systematically identify new business possibilities, seize opportunities, and reduce risk. Users of our platform can view and assess the impact of assumptions on plans and key performance indicators in real time and across multiple business dimensions. Powered by our proprietary Hyperblock® technology, our platform’s in-memory data storage and calculation capabilities can compute using a massive amount of data in real time and provide a single source of information for planning. This ensures the consistency, quality, and integrity of the data utilized across the entire enterprise. Our platform also allows customers to leverage intelligent forecasting capabilities backed by machine learning and artificial intelligence to understand future market drivers, analyze the impact of hypothetical planning scenarios, and quickly pinpoint areas of risks and opportunities in forecasts. Customers can harness actionable insights from these predictive tools that may help them achieve a competitive advantage. Our platform’s multi-dimensional modeling features enable our customers to plan at any level of their organization, and connect large operational and financial datasets with external market-driven data in a single source of truth to derive finely tuned forecasts. These modeling capabilities provide the flexibility our customers need to plan at enterprise scale and improve decision-making across their business units with any number of users. Our platform supports center-to-edge participation and puts the power of planning, analysis and decision-making directly in the hands of its users with agile collaboration tools, and a highly responsive user experience that spans across devices, personalized views and reporting. Our dynamic platform allows enterprises to break down traditional silos across the planning processes and increases visibility from center-to-edge across their business in ways that can improve decision-making and generate transformative business value.
We put the success of our customers at the center of our culture, strategy, and investments. As a leader in connected planning that enables digital transformation initiatives, we have deep domain expertise and have developed a global ecosystem of talent to enable our customers to more effectively unlock the potential of our platform. Our ecosystem includes skilled Anaplan users and dedicated professionals from Certified Model Builders and Solution Architects to Certified Master Anaplanners, spread throughout both our customer and partner communities. We support the ecosystem by making investments in professional developmental programs, including Anaplan Academy, to bring additional Anaplan talent into the market. The ecosystem also continues to grow organically as demand for our platform grows and our customers and partners encourage their users to enhance their Anaplan expertise. By aligning our thought leadership, talent ecosystem, worldwide development and delivery capabilities, customer success management and local sales and service resources, we believe our Customer First strategy drives exceptional value throughout our customers’ connected planning and digital transformation journeys. We view our Customer First strategy as core to capturing the value of our connected planning vision and driving continued expansion in the use of our platform.
Our customers often initially adopt our platform within a specific business function for one or more planning solutions, but also because our platform has the capacity to transform their enterprise-wide planning process through our integrated planning and forecasting tools and as part of a broader digital transformation initiative. We use a “land and expand” sales strategy to capitalize on this potential. Once customers see the benefits of our platform for their initial solution, they often increase the number of users, add new use cases, and expand to additional lines of business, divisions, and geographies. This expansion often generates a natural network effect in which the value of our platform to customers increases as more use cases are adopted, more users are connected, and greater amounts of data are incorporated in our platform.
As of January 31, 2022, over 1,900 customers were using our platform. The success of our “land and expand” strategy is validated by the expansion we have experienced in the use of our platform by our largest customers and by our dollar-based net expansion rates. Our top 25 customers by average annual recurring revenue as of January 31, 2022 had average annual recurring revenue of approximately $5.0 million, compared to the average annual recurring revenue represented by their initial purchase of approximately $0.4 million. In addition, our annual dollar-based net expansion rate for Anaplan was 118%, 114% and 122% at the end of fiscal 2022, 2021, and 2020, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of how we calculate our dollar-based net expansion rate. The number of customers with greater than $250,000 of annual recurring revenue was 555, 453, and 353 as of the end of fiscal 2022, 2021, and 2020, respectively. We monitor this metric, and believe it is a useful tool to investors, as an indicator of the scale of customer adoption and expansion of our platform. While achieving and maintaining incremental sales to existing customers requires increasingly sophisticated and costly sales efforts, we believe the introduction of new solutions, features and functionality to our platform, and customers realizing benefits through their initial adoption of our platform, means we have significant opportunities to further expand the use of our platform by our existing customers as well as to attract additional customers.
We have a global partner ecosystem that includes strategic consulting, systems integration, public cloud and technology firms. Our strategic consulting and systems integration partners are an essential part of our go-to-market strategy. These partners promote our platform as their clients examine how to plan more effectively or seek organizational change through digital transformation or improved business processes. They also help us scale our sales and implementation delivery capacity globally by leveraging their trained staff, and provide a broad range of expertise to our clients and deep subject-matter expertise in the implementation of specific use cases. Our public cloud partners further expand the reach of our platform, extend our geographic coverage, and empower customers to access Anaplan's platform closer to where their users are located. We also work closely with our technology partners to extend our technology platform leadership, execute on our ambitious technology roadmap, and go-to-market jointly with these technology partners. We develop solutions with our technology partners that expand the intelligence, scale, and extensibility of our platform that we anticipate will accelerate customer adoption, expansion and lifetime value. We continue to focus on building depth in our partner ecosystem and expanding the breadth and depth of resources within our partners.
For financial information regarding our business, see “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and our consolidated audited financial statements and related notes included elsewhere in this Annual Report.
Recent Corporate Updates
On March 20, 2022, we entered into the Merger Agreement with Parent and Merger Sub, providing for the merger of Merger Sub with and into our Company, with our Company surviving the Merger as a wholly owned subsidiary of Parent.
Under the terms of the agreement, our stockholders will receive $66.00 in cash for each share of common stock they hold on the transaction closing date. The obligation of the parties to consummate the acquisition is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, the absence of governmental orders resulting, directly or indirectly, in enjoining or otherwise prohibiting or making illegal the consummation of the Merger, the affirmative vote of the holders of a majority of the voting power of the outstanding shares of the Company’s common stock entitled to vote on the adoption of the Merger Agreement, and expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for superior proposals. For a summary of the transaction, see Note 12, “Subsequent Event” of the notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and to our Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2022.
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
•Planning and Modeling.    Our platform empowers customers to quickly and easily build models to address the most complex business challenges. Powered by our proprietary Hyperblock® technology, our platform’s innovative in-memory architecture delivers ultra-fast calculations on a massive amount of data. It allows customers to rapidly run alternative scenarios to understand the impact of changes in business assumptions on plans and key performance indicators in real time. Our in-memory data storage and calculation capabilities provide a single source of information for planning, ensuring the consistency, quality, and integrity of the data utilized. A unified, no-code enterprise planning platform, Anaplan lets users apply consistent data dimensionality across multiple use cases to collaborate, align, and plan for new business outcomes. Hyperblock® delivers calculation engines that can help solve a range of business problems at scale. Anaplan PolarisTM provides a planning architecture to efficiently model, analyze, and report on data at the natural dimensionality of the business, allowing users to explore new insights and quickly transform plans into action. Anaplan PolarisTM empowers businesses to explore new complex use cases with more data at massive scale. With Anaplan HyperModelTM, our customers can further expand upon our powerful multi-dimensional modeling capabilities to forecast further into the future and incorporate larger volumes of meaningful data. In addition, an intuitive modeling experience drives faster time to value with model building enhancements, such as a formula editor with syntax verification, which helps check the accuracy of model formulas.
•Intelligence.    Our platform leverages advanced predictive analytics capabilities, including Anaplan PlanIQ™ which delivers artificial intelligence (AI) and machine learning (ML)-based forecasting to help business users optimize their plans. PlanIQ is a user-friendly offering that can absorb a wide array of data, make an intelligent prediction, and help users quickly select the best course of action, which may provide our customers with a competitive advantage. Our platform also offers a user interface-driven linear programming optimization engine that quickly analyzes billions of possible outcomes and makes a recommendation of the best path forward.
•User Experience.    Our platform puts the power of planning directly in the hands of its users with agile collaboration tools and a highly responsive and secure user experience that spans across devices, personalized views and reporting. Accessible from desktop to both iOS and Android mobile devices, customers can connect with one another in real time wherever they reside. Customers can rapidly build and easily modify and manage sophisticated models to address their specific needs without coding, resulting in a more rapid return on their time and investment with a seamless and personalized experience across devices. Customers can plan, analyze and act collaboratively across the organization from center-to-edge in real time without transferring data between point solutions and spreadsheets. Anaplan extensions allow customers to easily work within familiar business productivity tools for faster decision-making. The user experience has built-in collaboration capabilities, such as sharing, commenting, and notify actions, notifications, @mentions and a Slack integration that helps users bring one another directly into the planning conversation to align and act quickly on plans. Our user interface includes highly customized views and reports that facilitate personalized experiences for every user of the platform. Our Management Reporting tools allow our customers to create detailed, highly formatted reports that are designed to deliver key insights to management and key internal stakeholders. These reporting features expand on our platform’s existing visual and intuitive user experience reporting capabilities so users can self-service the creation of customized, comprehensive reports that meet a range of needs for their teams. As a result, our platform is designed to deliver integrated business planning and a collaborative, intuitive, and engaging user experience at strategic and operational levels across all lines of business.
•Enterprise Scale.    Our platform is designed for planning at enterprise scale. It allows our customers to connect stakeholders from center-to-edge across their enterprise leading to enhanced visibility and improved decision-making. The modular nature of our platform lets decision-makers in different business units to plan independently and model their unique organizational structure, but also allows our customers to connect these models to compare and connect planning across business units and to enable executives to plan across their entire organization. Our platform also includes enterprise-grade governance tools, including application lifecycle management capabilities, that enable customers to effectively manage the development, testing, deployment, and ongoing maintenance of models without disrupting the production environment. These tools also allow administrators to view changes between versions of an application and separately designate ownership of production of an application from the development of the application. In addition, a detailed logging capability provides administrators with full visibility into how and when models are being accessed and by whom, ensuring operational integrity. The platform delivers all of these capabilities to additional geographies with our public cloud partnerships. Leveraging the public cloud helps expand the international reach of Anaplan for our customers and accelerates their digital transformation journeys to the public cloud.
•Extensibility.    Our platform enables our customers to model and optimize a vast array of processes within their organizations utilizing data from many sources. Our suite of extensible and interoperable capabilities, including Anaplan CloudWorks™, allow our customers to easily integrate our platform with third-party cloud systems and data. Anaplan CloudWorksTM orchestrates integrations with both internal and external sources with an easy-to-use interface so users can conduct more agile planning with the data they need. Customers can use Anaplan CloudWorksTM to configure, manage, schedule, and automate integrations. Recent innovations include direct model-to-model imports via Anaplan CloudWorksTM, making it even easier to orchestrate data. Our customers can also leverage Transactional APIs to easily interact with model data and properties. Our platform also integrates with the products of leading enterprise software vendors, including our technology partners, with purpose-built connectors for ETL/ESB tools and open API standards-based data sharing capabilities. Our platform also enables companies to collaborate with users outside of our platform framework, such as trading partners in a supply chain. Customers can gain actionable intelligence by accessing data from both within and outside of the organization.
•Security.    Our customers can benefit from the security features built into our platform, including data encryption, user access and identity management. Data at rest is stored in a proprietary, non-readable binary format and subject to full-disk AES-256 encryption. We also support TLS 1.2 for protection of encryption in transit. Backups also use AES-256 encryption. A bring your own key, or BYOK, option enables our customers to own and manage their own encryption keys if required for compliance needs. The administration console provides a centralized place to manage, audit, and control users, roles, and access. The administration console also provides visibility across all tenant-level resources, such as models and workspaces, allowing administrators to understand what users are accessing and when. Our Self-Service SAML (SS SAML) provides an easy way for our customers to configure and manage their single sign on (SSO) capabilities in line with their organization’s specific policies. Centralized Identity Management (CIM) delivers a centralized interface for simple user management and greater visibility into users.
Our Solutions
Our customers often initially adopt our platform within a specific business function for one or more planning solutions, but also because our platform has the capacity to transform their enterprise-wide planning process through our integrated planning and forecasting tool and as part of a broader digital transformation initiative. The dynamic structure of our platform allows our customers to break down traditional silos between enterprise financial and operational planning processes which can improve decision-making across enterprises and deliver new levels of transformative business value. While the use cases for our platform are unbounded, our customers typically use our platform for:
•Sales.    Managing sales and commercial go-to-market initiatives, including territory and quota planning, incentive compensation, pipeline optimization, sales forecasting, market segmentation, cost of sales, product/customer profitability, and sales capacity planning.
•Finance.    Managing financial and enterprise performance, including financial and operational budgeting, planning, and forecasting. Other solution areas include revenue planning, expense planning, balance sheet and cash flow forecasting, and long-range planning.
•Supply Chain.    Managing supply chain operations, including demand management, sales and operations planning, integrated business planning, supplier and network collaboration, merchandise and commercial planning.
•Workforce.    Managing comprehensive human capital plans and strategy, including operational and headcount planning, strategic workforce planning, talent strategy planning and compensation planning.

•Marketing.    Managing marketing planning and operations, including global budget planning, campaign spend management, and performance management across brands, channels, and customers with internal, vendor and network teams.
•IT. Managing planning for information technology organizations, including system and infrastructure costs, cloud cost optimization, application rationalization, and IT capital and capacity planning.
Our Growth Strategy
Our goal is to make Anaplan the platform of choice for end-to-end connected planning for customers with the most complex planning needs. Key elements of our growth strategy include:
•Drive New Customer Acquisition.    While we have enjoyed customer growth, we believe we are still in the early stages of penetrating our addressable market. We strive to make our platform the preferred planning platform for enterprises seeking digital transformation. We believe these customers have the largest addressable market of potential users and face the most complex planning challenges. As companies across the globe are digitizing their business processes and maturing their digital transformation efforts, they are trying to be more efficient in managing their resources and we believe increasingly are finding value in our platform to drive large scale digital transformation of the enterprise planning process. We believe these complex organizations have the greatest potential for expanded use of our platform and have needs that are particularly well addressed by the comprehensive capabilities of our platform. We seek to deliver strategic value to the C-suite with the ability to provide a line-of-sight from center-to-edge by connecting every function, asset, capacity, risk and resource across the enterprise which creates a dynamic view of financial implications and guides better business outcomes. We utilize our implementation and technology partner ecosystem to provide leverage to our sales team in targeting and selling our platform to enterprise customers.
•Expand within Existing Customers.    We aim to drive integrated planning across the entire organization to help our customers benefit from the full value of our platform. Our platform is often initially adopted within a specific line of business, including in finance, sales, supply chain, marketing, human resources, and operations, for one or more planning use cases. Once customers see the benefits of our platform for their initial use cases, they often increase the number of users, add new use cases, and expand to additional lines of business, divisions, and geographies as they continue unlocking the agile enterprise planning and operating model across functional boundaries. This expansion often generates a natural network effect in which the value of our platform increases as more use cases are adopted, more users are connected, and greater amounts of data are incorporated in our platform. We work closely with our customers and strategic partners to drive adoption of our platform by existing users through joint deployments, by improving consistency across deployments, and by guiding customers to increased usage, and strategically driving value realization, which often leads to natural expand. The value of these digital transformation capabilities often becomes greater as the use of our platform expands within an organization.
•Continue to Expand Globally.    We have a significant opportunity to further expand globally and we intend to continue to invest in the use of our platform around the world. We continue to make substantial investments in building our global sales and marketing, service delivery, and customer support capabilities and have a strong and growing presence globally. In fiscal 2022, approximately 47% of our revenue was generated outside of the United States, demonstrating the importance of our global operations. We anticipate that our partnerships will continue to expand the reach of our platform and give us access to new geographies.
•Broaden and Deepen our Partner Ecosystem.    Our partner ecosystem extends our geographic coverage, accelerates the usage and adoption of our platform, promotes thought leadership, and enables more efficient delivery of service solutions. We continue to augment and deepen our relationships with global and regional partners, including strategic and advisory consulting firms, and systems integration, public cloud and technology firms. We believe our partners’ scale and route to market can significantly contribute to our ability to penetrate our addressable market, extend our geographic coverage and accelerate the usage and adoption of our platform. We anticipate that new partnerships will help customers accelerate their digital transformation journey through access to expanded infrastructure.

•Continue to Innovate and Extend our Technology Platform Leadership.    We believe that building on our continuous innovations is the future expansion of connected planning. Our vision is to help customers swiftly and effectively plan, analyze, and act on initiatives across the enterprise. This vision requires a platform with capabilities for data, scale, intelligence, a great user experience, and speed. We continue to extend the functionality and breadth of our platform to enable customers to continuously plan across the business, analyze critical data to glean new insights, and quickly act on new initiatives. We have a well-defined technology roadmap to introduce new features and functionality to our platform that we believe will enhance our ability to generate revenue by broadening the appeal of our platform to potential new customers as well as increasing the opportunities for further expanding the use of our platform by existing customers. We work closely with our technology partners, including our public cloud partners, to execute on our technology roadmap through solutions that leverage our technology and the technologies of our partners. These solutions can allow customers to extend value across our planning platform with other applications used for areas such as customer relationship management, marketing, information technology system management, and business intelligence. We are investing to further enhance the user interface, functionality, interoperability, extensibility, usability and intelligence of our platform, including in artificial intelligence and machine learning to further expand the predictive capabilities of our platform.
Our Customers
As of January 31, 2022, we served over 1,900 customers in 56 countries.
Our customers include leading businesses in diverse industries, including banking, capital markets, consumer products, government agencies, healthcare, insurance, life science, media, professional services, retail, technology, telecom, as well as transportation. No individual customer represented more than 10% of our revenue in fiscal 2022.
Our Human Capital Management
Employees
Anaplan is building a global connected workforce; adding over 350 employees in fiscal 2022. To realize our potential, we seek employees who are committed to solving challenging problems in a dynamic environment. As of January 31, 2022, we had over 2,200 employees worldwide, including more than 1,100 employees in the United States, and our remaining employees outside of the United States working in 18 different countries.
Anaplan’s Values
At Anaplan, we live our values of inclusion, collaboration, creativity, authenticity, openness and tenacity every day. We believe our values shape our company culture and guide our decisions. Our values are an important part of the employee journey - beginning during the hiring process and continuing during AnaplanGO, our comprehensive onboarding program, and embedded in our various employee development and recognition programs. We believe that how work gets done is as important as what work gets done.
Inclusion, Equity & Belonging
Our purpose is to empower people to contribute their best selves, and one of the ways we do that is through our diversity and inclusion initiatives. We believe in an experience in which all individuals are respected and valued, regardless of gender identity or expression, sexual orientation, religion, ethnicity, age, neurodiversity, disability status, citizenship, or any other aspect which makes people unique. We believe that our diverse workforce and inclusive work environment makes Anaplan a more innovative and collaborative company – creating better outcomes for our customers and stakeholders.
Our commitment to building and maintaining a diverse and inclusive workplace starts with our corporate leadership. Anaplan’s Board of Directors is a gender and ethnically diverse group, with members bringing their own unique perspectives to Anaplan. Anaplan’s executive management team, which includes members from different gender and ethnic backgrounds, has championed diversity, inclusion and belonging, fostering an environment where our employees can bring their most creative, engaged and collaborative self to work each day. Our Chief Diversity and Inclusion Officer leads our diversity, inclusion, equity and belonging initiatives within Anaplan.
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
We support a community of employee resource groups (“ERGs”) that bring together employees with shared interests, experiences, or characteristics for discussions, development, and service. These groups include:
•BEAD (Black Employees of African Descent)
•WIN (Women’s Interest Network)
•Anaplan PRIDE (LGBTQ)
•Neurodiversity Network
•ASIAPLAN
•Anaplanable (Accessibility)
•LatinX
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
COVID-19 Response
Throughout the ongoing COVID-19 pandemic, we have remained focused on supporting our employees, customers and partners. We remain committed to ensuring the well-being and safety of our employees while driving business continuity. We modified the manner in which we operate to require employees to work remotely and currently employ a hybrid work approach in most regions. We have and will continue to evolve our operations on a market-by-market basis in accordance with local guidelines. Anaplan created flexible work programs, enabling employees to work a varied or reduced schedule while maintaining benefits. We have maintained a focus on mental well-being, and offered expanded mental health resources, caregiver resources and wellness days (company-wide paid days off). We have modified our offices by adding safety partitions and filtration systems, and instituted new cleaning protocols and other precautions, to help protect the health of our employees when they return to our offices. We also offered our employees additional resources, including remote working stipends, office equipment loans, and reimbursement for phone and internet services to facilitate continued connectivity and productivity.
Our Go-to-Market and Talent Ecosystem
We sell our platform through our direct sales team and through our global partnership ecosystem targeting customers with complex planning needs. Our customers often initially adopt our platform within a specific business function for one or more planning solutions. Our customers also adopt our platform because it has the capacity to transform their enterprise-wide planning process through our integrated planning and forecasting tools and as part of a broader digital transformation initiative.
Our global partner ecosystem serves as an integral part of our go-to-market strategy and an extension of our direct sales force. Our strategic consulting and systems integration partners provide us with a significant source of lead generation and implementation leverage. These partners act as strategic advisors to senior executives in corporate, functional, and process transformation initiatives of organizations. They often promote our platform as their clients examine how to plan more effectively or seek digital transformation through organizational change or improved business processes. Our public cloud partners further extend the reach of our platform and our geographic coverage. We also rely on partners with deep subject-matter expertise in the implementation of specific use cases who can facilitate implementations for our customers. Our partners also help to drive thought leadership in promoting connected planning and digital transformation. We continue to focus on building depth in our partner ecosystem and expanding the depth of resources within that system.
Once our customers see the initial value of our platform, we use a “land and expand” sales strategy to encourage our customers to increase the number of users, add new use cases, and expand to additional lines of business, divisions, and geographies. In order to facilitate our “land and expand” sales strategy, we work closely with our customers and partners to drive adoption of our platform amongst the users of our platform. We do this through joint deployments, by improving consistency across deployments and by guiding customers to increased usage, and strategically driving value realization, which often leads to a natural expand. To accelerate the adoption of our platform, we provide rapid learning models and templatized connected planning and performance orchestration solutions on our App Hub marketplace. We intend to continue showcasing innovative solutions and use cases co-created by our partners and Master Anaplanners on the App Hub. To increase model builder engagement and feature usage, we plan to continue to improve how users find, use, share and enjoy personalized training apps and product onboarding content via the App Hub.
Our customers and partners are passionate about our platform. As demand for trained users of our platform continues to grow, so too does our talent ecosystem, which includes skilled Anaplan users and dedicated professionals, including Certified Model Builders and Solutions Architects and Certified Master Anaplanners, spread throughout both our customer and partner communities. This ecosystem continues to grow organically as our customers and partners encourage their users to enhance their Anaplan expertise and these experienced users enable our customers and partners to more effectively unlock the potential of our connected planning platform. To facilitate this growth, we continue to invest in the Anaplan Academy and third-party training programs to bring additional talent to market to support our customers. The Anaplan Academy creates and delivers resources about our platform, including the latest innovations and best practices, for our talent ecosystem. We have created a program for select users to receive status as Master Anaplanners. These individuals have volunteered their own time to become identified experts on our platform and frequently promote Anaplan within their organizations and evangelize the benefits of our platform to prospective customers. Our partner community has committed to expanding the number of Master Anaplanners on their teams to address the ongoing need from our customers.
We host Anaplan Live! customer experiences, including our annual user conference, to connect existing and potential customers, share best practices, and reinforce our brand. Through Anaplan Live! virtual and in-person events, we provide thought leadership, training, and community to our customers, including business decision-makers and Anaplan users, to encourage them to optimize and expand Anaplan across their enterprises.
Research and Development
Our research and development team is focused on maintaining and improving our resilient platform and enabling customers to derive insights for decision-making and accelerate business agility. We have a research and development culture that seeks to deliver high-quality enhancements to the flexibility, scalability, intelligence, performance, security, reliability, extensibility and usability of our platform. Our research and development organization is primarily responsible for design, development, testing, and delivery of our products and platform in addition to enabling scalable integration and extension of our platform. We focus our efforts on developing core technologies, as well as further enhancing the usability, functionality, intelligence, mobility, reliability, performance, and flexibility of our platform. Our research and development team enables strategic innovation for our customer and partner solutions. We strive to achieve interoperability and extensibility with flexible integrations, connectors and APIs while providing robust protection through data encryption, identity management and user access.
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
We believe the principal competitive factors in our market include the following:
Technology and platform capabilities, including:
•enterprise-grade scalability;
•breadth of capabilities within a single modeling environment;
•intuitive and user-friendly interface;
•in-memory computing capability;
•ability to support broad collaboration in real-time;
•multi-tenant cloud-based architecture;
•security;
•data governance and administration;
•rich and dynamic analytics and reporting;
•ability to integrate with other data and applications;
•predictive algorithms and modeling capabilities; and
•configurability and agility in complex, enterprise-grade, planning environments.
Market leadership and customer success orientation, including:
•involvement in growing the category of connected planning;
•thought leadership and best practices, from example models to roadmaps for success;
•established, proven success;
•passionate, dedicated customers;
•customer-centric approach and focus;
•speed and scale of return on investment; and
•time to deployment.
We believe that we are competitive with respect to each of these factors.
Intellectual Property
We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections, to establish and protect our intellectual property rights while actively working to increase our patent portfolio. As of January 31, 2022, we had seven issued U.S. patents that expire between November 2030 and November 2041. We pursue the registration and enforcement of domain names, trademarks, and service marks in the United States and in various jurisdictions outside the United States. We also actively seek patent protection covering inventions originating from our company. Our software is protected by U.S. and international intellectual property laws. We control access to and use of our proprietary and confidential technology, documentation and other information through internal and external controls. We require our employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, and other processes generated by them on our behalf and agreeing to protect our confidential information. In addition, we generally enter into agreements containing confidentiality obligations with our customers, partners, vendors, and other service providers.

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
Further, the regulatory framework for privacy and security issues worldwide is rapidly evolving, subject to change and is likely to remain uncertain for the foreseeable future. Examples of recent changes to privacy and security laws that could impact our business include the following:
•The California Consumer Privacy Act (“CCPA”) came into effect on January 1, 2020, and broadly defines personal information, extends expanded privacy rights and protections to California residents, and provides for civil penalties for violations and a private right of action for data breaches. In November 2020, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”) which will significantly amend the CCPA effective January 2023.
•On May 25, 2018, the General Data Protection Regulation (“GDPR”) came into effect in the European Union (“EU”). The GDPR includes stringent operational requirements for processors and controllers of personal data and gave EU data protection authorities the power to impose significant sanctions for actual or alleged violations of the GDPR. Actual or alleged violations of the GDPR may also lead to damages claims by data controllers and data subjects.
•The United Kingdom formally completed its withdrawal from the EU on January 31, 2020, in a process known as “Brexit”. The United Kingdom has enacted a Data Protection Act that substantially implemented the GDPR. However, Brexit has created uncertainty with regard to the future regulation of data protection in the United Kingdom and how data transfers to and from the United Kingdom will be regulated.
•On July 16, 2020, the Court of Justice of the European Union (“ECJ”), invalidated the EU-U.S. Privacy Shield program on the grounds that Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. While our use of the EU Standard Contractual Clauses (“Model Clauses”) provides an alternative to the Privacy Shield framework for authorized transfers of certain EU-U.S. data flows, the use of Model Clauses to protect data exports between the EU and the U.S. is itself subject to ongoing legal challenges, which may result in a ruling that these industry-standard measures that we, and other companies, have relied on would no longer be sufficient. Moreover, we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EU to the U.S.
•On June 4, 2021, the European Commission approved the new EU Standard Contractual Clauses (“EU Model Clauses”) as mechanisms for lawful transfer of EU personal data to the United States and other countries. The United Kingdom Information Commissioner’s Office intends to issue its own set of model clauses in 2022 for restricted transfers of personal data made from the U.K. The U.K. model clauses and EU Model Clauses impose additional obligations and requirements with respect to the transfer of personal data from Europe to other jurisdictions, which may increase the legal risks and liabilities, and result in material increased compliance and operational costs.
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
•    Failure to complete, or delays in completing, the potential Merger with Parent and Merger Sub announced on March 20, 2022 and disruptions in our business caused by the potential Merger could materially and adversely affect our results of operations, business, financial results and/or stock price.
•We cannot be sure if or when the Merger will be completed.
•The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquirer of us from making an alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee of $293.1 million.
•Lawsuits may be filed against us and the members of our board of directors arising out of the proposed merger, which may delay or prevent the proposed Merger.
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
•Our quarterly results have fluctuated in the past and may fluctuate significantly in the future and may not fully reflect the underlying performance of our business.
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
•The stock price of our common stock may be volatile and may decline regardless of our operating performance and you may lose all or part of your investment.
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
While we were originally formed as Anaplan, LLC in 2008 and first introduced our business planning platform in 2011, much of our growth has occurred in recent years. Over the last few years, we have substantially increased our headcount, shifted our sales strategy to increase our focus on driving the adoption and expansion of our platform by our customers and increased our reliance on partners to accelerate our sales process and provide implementation services, and invested in enhancing the features of our platform. As we have a limited history of operations at our current scale and under our current strategy, our ability to forecast our future operating results and plan for and model future growth is more limited than that of companies with longer operating histories and subject to a number of uncertainties, including those resulting from the COVID-19 pandemic and the associated economic disruptions and market volatility. In addition, we have encountered and will encounter risks, uncertainties and challenges frequently experienced by growing companies in rapidly changing markets, such as the risks, uncertainties and challenges described in this report. If our assumptions regarding these risks, uncertainties and challenges are incorrect or change, or if we do not execute on our strategy and manage these risks, uncertainties and challenges successfully, our operating results could differ materially from our expectations and those of securities analysts and investors, and our business could suffer and the trading price of our common stock could decline.
Our recent revenue growth rates may not be indicative of our future performance or growth.
From fiscal 2021 to fiscal 2022, our total revenue grew from $447.8 million to $592.2 million, an increase of 32%, and from fiscal 2020 to fiscal 2021, our total revenue grew from $348.0 million to $447.8 million, an increase of 29%. In future periods, we may not be able to sustain revenue growth consistent with recent history and/or that meets the expectations of securities analysts or investors. You should not consider our recent or historical revenue growth as indicative of our future performance or growth.
We have a history of net losses, we anticipate increasing our operating expenses in the future, and we do not expect to be profitable for the near future.
We have incurred significant losses in each period since inception, including net losses of $203.6 million, $154.0 million and $149.2 million, respectively, in fiscal 2022, 2021, 2020. We had an accumulated deficit of $850.6 million at January 31, 2022. Our losses and accumulated deficit reflect the substantial investments we have made to acquire new customers and develop our platform. We expect our operating expenses to increase in the foreseeable future as we continue to make investments and implement initiatives designed to grow our business, including:
•expanding our sales and marketing organization to increase our overall customer base, pursue larger transactions and expand sales within our current customer base;
•expanding operations and headcount internationally as we seek to continue to penetrate international markets, provided appropriate economic conditions and opportunities are present;
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
Our quarterly results have fluctuated in the past and may fluctuate significantly in the future and may not fully reflect the underlying performance of our business.
Our quarterly results of operations, our key metrics discussed elsewhere in this report, including the levels of our revenue, gross margin, cash flow, remaining performance obligations and deferred revenue, as well as other metrics that analysts use to evaluate our business such as billings, current remaining performance obligations and dollar-based net expansion rate, have fluctuated in the past and may vary significantly in the future. Quarter-to-quarter comparisons of our operating results and other key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could result in our failure to meet our expectations or those of securities analysts or investors. If we fail to meet these expectations for any particular period, the trading price of our common stock could decline significantly. Factors that may cause these quarterly fluctuations include, without limitation, those listed below:
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
•our ability to maintain a level of liquidity sufficient to grow and support our business and operations;
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
We have experienced a period of rapid growth in our headcount and operations in the United States and internationally. We have also significantly increased the size of our customer base and our partner ecosystem. We sell our platform to customers across the globe and have operations in North America, Europe, Asia-Pacific and Israel. We anticipate that we will continue to expand our domestic and international operations and headcount in the future, provided appropriate economic conditions and opportunities are present. This growth has placed, and future growth will place, a significant strain on our management, and administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively and execute our business plan. To manage the expected growth of our operations and personnel, we must effectively recruit, motivate, integrate and retain employees in a manner consistent with, and that preserves, our corporate culture. We will also need to continue to develop our physical and remote work infrastructure to support our business growth, promote our workers’ safety, and enable our global workforce to effectively and securely communicate with each other, our partners and customers. As our customer base grows, we will need to maintain a high level of customer satisfaction by providing high quality customer support, customer success management and service resources consistency across deployments of our platform, and access to ongoing training. As we grow and our organizational structure becomes more complex, we will need to continue to improve our operational, financial, reporting, compliance, information technology and management systems, controls and procedures, and our risk management activities related to the activities of our customers and partners. For the duration of the COVID-19 pandemic, we will also need to monitor and respond to various and constantly changing local regulations, restrictions and requirements that could impact our operations, personnel and systems, controls and procedures.
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
The COVID-19 pandemic continues to persist. Precautionary measures designed to prevent the spread of COVID-19, such as travel restrictions, shelter-in-place orders, and business shutdowns, have impacted many of the regions in which we conduct business. New or more restrictive measures have been and may continue to be adopted or reimposed if the pandemic worsens or evolves, including due to new variants of the COVID-19 virus. These factors have increased economic and financial market volatility and uncertainty. Although multiple vaccines to protect against COVID-19 have been approved for use by various governments, the effectiveness of such vaccines will depend on the general availability of vaccines, inoculation rates and efficacy of the vaccines against new and existing variants. As such, the duration and severity of the COVID-19 pandemic and the degree of its impact on our business remains uncertain and difficult to predict.
As a result of the COVID-19 pandemic, we modified the manner in which we operated employing precautionary measures designed to protect the health of our employees while enabling us to support our customers and partners. Among other modifications, we required our employees to work remotely, maintained business-related travel restrictions, and virtualized, postponed or cancelled our sales and marketing, employee or industry events. We are slowly reversing certain of these modifications to our operations on a market-by-market basis in accordance with local guidelines, but continue to employ a hybrid work approach in most regions. Our approach may vary among geographies depending on local guidelines, and may change at any time, including in response to new or reimposed precautionary measures as the pandemic evolves. We may incorporate into our ongoing business operations certain business practice modifications implemented in response to the COVID-19 pandemic. These business modifications have and may continue to result in inefficiencies, delays and additional costs in our sales and marketing, administrative, professional services and research and development efforts, which could have an adverse effect on our operations.
In regions where our employees return to our offices and we resume in-person sales and marketing, employee and industry events, we may face additional challenges and incur additional costs, including those associated with managing evolving personnel and workplace safety protocols, disparate regional safety guidelines and workplace or labor disputes or claims related to COVID-19, which could negatively impact our business. Our remote work measures and in-person safety protocols may not be sufficient to mitigate the risks posed by the COVID-19 pandemic, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. Our hybrid work environment may also present operational risks, including challenges to maintaining our corporate culture and employee engagement, lower employee productivity and retention risks. Even where we resume in-person sales and marketing activities, our business operations, including sales-related and customer support activities, could be adversely affected by ongoing or additional business closures, travel restrictions impacting employees and partners, virtualization of events, and other precautionary measures, especially in regions where we have material operations or sales. We may also experience negative impacts on our business if COVID-19 related governmental restrictions, or the easing or tightening of those restrictions, occurs at different rates in the markets in which we, our customers, or our partners operate, and as a result of the disparate restrictions we are unable to meet customer expectations. We may not be able to fully mitigate the impact of these disruptions which cannot be predicted or quantified at this time and which could negatively impact our business.
The pandemic and associated global economic uncertainty and market volatility have had and may continue to have an adverse impact on certain of our customers, prospective customers and partners, which could result in reduced consumer demand and willingness to enter into or renew contracts with us, and ultimately could have a material adverse effect on our financial results. We have seen and may continue to see in certain geographies our customers and prospective customers deferring or delaying buying decisions and project implementations and prolonged sales cycles. In addition, the evolution of the COVID-19 pandemic and the macroeconomic factors triggered by the pandemic, have and could continue to result in decreased business spending by our customers and prospective customers, reduced demand for our solutions, longer sales cycles, and lower renewal rates by our customers, all of which could result in a material adverse impact on our business operations and financial condition even after the immediate impacts of the COVID-19 pandemic on the global economy and our business subside. Further, if we experience a decrease in demand in a given period it could negatively affect our revenue in future periods, particularly if experienced on a sustained basis, because a substantial proportion of revenue related to our platform is recognized over time. While we have developed and continue to develop plans to help mitigate the negative impact of the COVID-19 pandemic on our business, these efforts may not be effective and a protracted economic downturn may limit the effectiveness of our mitigation efforts.

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
We derive and expect to continue to derive substantially all of our revenue from our cloud-based enterprise planning software platform. As such, market acceptance of our platform is critical to our continued success. Demand for our platform is affected by a number of factors, some of which are beyond our control. These factors include continued market acceptance of our platform for existing and new use cases, the introduction of enhancements to our platform that are well received by existing and prospective customers, the pace at which existing customers realize benefits from the use of our platform and its features and decide to expand deployment of our platform across their business, the extent to which our customers involve a wider group of employees in planning, the timing of development and release of new products by us and our competitors, technological change, the perception of ease of use, reliability and security of our platform, the pace at which enterprises engage in digital transformation initiatives, the success of our strategic partners, and developments in data privacy regulations. In addition, we expect that the planning and integration needs of our customers will continue to rapidly change and increase in complexity. We will need to improve the functionality, ease of use, and performance of our platform continually to meet those rapidly changing, complex demands. If we are unable to continue to meet customer demands or to achieve widespread market acceptance of our platform, our business operations, financial results, and growth prospects will be materially and adversely affected.
If we are unable to attract new customers, both domestically and internationally, the growth of our revenue will be adversely affected and our business may be harmed.
Our ability to achieve significant growth in revenue and improvement in other key metrics in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate other strategic planning and management solutions into its business, as such organization may be reluctant or unwilling to invest in new products and services. Furthermore, as our industry matures or if competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell to new customers based on factors such as pricing, technology, and functionality could be impaired. The effects of the COVID-19 pandemic and the related global economic uncertainty and market volatility, including volatility in IT spending by prospective customers, delays in the implementation of digital transformation initiatives and prolonged sales cycles have disrupted the effectiveness of our sales and marketing efforts, and the duration and scope of this disruption remains unclear. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, and our business, revenue, operating results, and financial condition could be adversely affected.
Our business depends substantially on our customers renewing their subscriptions and expanding their use of our platform. If our customers do not renew their subscriptions, if they renew on less favorable terms, or if they fail to add more users in more functional areas or upgrade to a higher level of functionality on our platform, our business and operating results will be adversely affected.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the contract term expires, add additional authorized users to their subscriptions, and upgrade to a higher level of functionality on the platform. Our customers generally enter into agreements with two- to three- year subscription terms and have no obligation to renew their subscriptions after the expiration of their initial subscription period. Our customers may decide not to renew their subscriptions with a similar contract period, at the same prices or terms or with the same or a greater number of authorized users or level of functionality as a result of a number of factors including uncertain economic conditions due to the COVID-19 pandemic. Some of our customers have elected not to renew their agreements with us, and we may not be able to accurately predict renewal rates. Our customer retention may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform and features, the quality of the professional services provided by us or our partners, our prices, the availability of our platform, the features and pricing of competing products, reductions in our customers’ spending levels, customer adoption and expanded use of our platform, mergers and acquisitions involving our customers and deteriorating general economic conditions.
In addition, our growth strategy is a “land-and-expand” strategy that depends in substantial part on our customers expanding the use of our platform in their organizations through use by additional users, use across more functional areas of their organization, including finance, sales, supply chain, marketing, human resources, operations, and IT, and the purchase of subscriptions providing additional features and functionality, such as the mobile app and predictive capabilities of our platform for sales and marketing. As part of our “land and expand” strategy, our platform’s agility enables additional use cases across business functions. To increase the opportunities for further expanding the use of our platform by existing customers, we will need to introduce new features and functionality to our platform to more comprehensively address the needs of customers deploying our platform to address a wider variety of use cases and to support large, complex models. We will also need to drive user adoption rates of our platform. If our customers do not realize benefits through their initial adoption of our platform, or if they do not believe that they will realize additional benefits through broader deployment of our platform in other functional areas of their organizations, or in other uses cases, our ability to increase our revenue will suffer. Achieving incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. If we are not able to attract the attention of our customers’ senior management or to do so in a cost-effective manner, our sales efforts may not be effective and our ability to increase our revenue will suffer. We have seen and may continue to see prolonged sales cycles and other sales disruptions arising as a result of a number of factors including uncertain economic conditions due to the COVID-19 pandemic. These disruptions may impact our “land and expand” strategy in certain geographies.
If our customers do not renew their subscriptions, if they renew on less favorable terms, or if they fail to add more users in more functional areas or upgrade to a higher level of functionality on our platform, our business and operating results as well as certain metrics that may be used to evaluate our business such as billings, current remaining performance obligations and dollar-based net expansion rate will be adversely affected.
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

While we have many security measures in place designed to protect customer and other sensitive information and continuously evaluate new and expanded measures to protect the integrity of our information technology systems and to prevent data loss and other security breaches, our security measures or those of our third party service providers may not be sufficiently broad in scope to protect all relevant information, may be deployed incorrectly, may not be adequately monitored or supported due to insufficient personnel or resources, may not function as planned, or could be breached as a result of third-party action, human error, technical malfunction, malfeasance, or otherwise. As we do not control our third-party service providers, or have real-time visibility of their security measures, we cannot ensure the integrity or sufficiency of their security measures and hackers or other third parties may successfully breach our systems by exploiting a vulnerability in third-party software or applications that are utilized by, or have access to, our systems. Third parties may attempt to fraudulently induce our employees, contractors, or users into disclosing sensitive information such as user names, passwords or other information or otherwise compromise the security of our platform, systems or networks in order to breach our security measures and gain unauthorized access to our data or our customers’ data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, become more complex over time or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient preventative measures to defend against these techniques. Further, once a security incident is identified, we may be unable to remediate or otherwise respond to such incident completely or in a timely manner. Our users may also disclose or lose control of their passwords, or use the same or similar passwords on third parties’ systems, which could lead to unauthorized access to their accounts on our platform. Further, we may face additional cybersecurity risks related to our employees and partners working remotely during the ongoing COVID-19 pandemic, and potentially beyond, as remote work becomes more commonplace.
A security incident may result in unauthorized access, use, loss, modification or disclosure of our or our customers’ sensitive information, or denial or degradation of service, which could seriously harm our or our customers’ businesses and reputations. Any security incidents, whether real or perceived, could result in the expenditure of significant resources to analyze, correct, eliminate, or remediate errors or vulnerabilities, negatively affect our ability to attract new customers or partners, negatively affect our reputation or our brand, cause existing partners to end their relationship with us and existing customers to reduce the use of our platform or elect to not renew their subscriptions, expose us to reputational damage, subject us to contractual liability, third-party lawsuits, regulatory inquiries or fines, or other action or liability, which could adversely affect our operating results. We cannot assure you that any limitations of liability provisions in our contracts for a security breach or incident would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. While we maintain insurance, our insurance coverage related to security and privacy damages may not be adequate for liabilities actually incurred and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage of a future claim. These risks are likely to increase as our brand becomes more widely known and recognized, governments enact increasingly strict regulations regarding data security and privacy, we continue to grow the scale and functionality of our platform and process, store, and transmit increasingly large amounts of our customers’ information and data, which may include proprietary or confidential data or personal or identifying information.
The components of our business continuity and disaster recovery program may fail or may not protect all aspects of our business and we may experience disruptions, outages, and other performance problems on our systems due to natural disasters, human error, service attacks, unauthorized access, or other security-related incidents. For example, unauthorized external third parties may conduct attacks designed to temporarily deny customers access to our services. Any successful denial of service attack could result in a loss of customer confidence in the security of our platform and damage to our brand.

Failure to effectively expand our sales and marketing capabilities, including to hire and retain direct sales personnel, could harm our ability to increase our customer base and achieve broader market acceptance of our service.
Our ability to increase our customer base, achieve broader market acceptance of our platform, grow our revenue, and achieve and sustain profitability will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, specifically our direct and partner sales efforts targeted at executives of customers with the most complex planning needs. As we are substantially dependent on our direct and partner sales force to obtain new customers and expand usage of our platform within existing customers, our ability to execute on our sales and marketing strategy will depend, in large part, on our success in recruiting, training, incentivizing and retaining a sufficient number of qualified direct sales personnel and on such personnel attaining desired productivity levels within a reasonable amount of time. It will also depend on aligning our technology with, enabling, and incentivizing a significant number of technology and implementation partner organizations and their associated sales teams. We have and may in the future increase the size of our direct sales force, and new members of our sales force may take time to become fully productive. While COVID-related precautionary measures remain in place, newly hired direct sales personnel may need additional time to become fully productive as they may face additional hurdles due to remote onboarding and more limited access to customers. We plan to continue to expand our direct sales force both domestically and internationally but we may not be able to recruit and hire a sufficient number of sales personnel to successfully execute our hiring strategy and we may not be able to recruit a sufficient number of partner personnel to successfully execute our recruitment strategy, which may adversely affect our ability to expand our sales capabilities. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Furthermore, hiring sales personnel and recruiting partner personnel in new countries can be costly, complex, and time-consuming, and requires additional set up and upfront costs that may be disproportionate to the initial revenue that we expect to receive from those countries. We believe that there is significant competition for direct sales and partner personnel with the sales skills and technical knowledge that we require. Attrition rates have and may continue to increase, and we may face integration challenges as we continue to seek to expand our sales force. Further, attrition of key personnel at our customers may impact our direct sales efforts. Moreover, we have and may in the future expand into new regions or countries where we do not have significant local experience or brand awareness, and developing and implementing marketing campaigns in those locations may be expensive and difficult to implement. Our business could be harmed if our continuing investment in increasing our sales and marketing capabilities does not generate a significant increase in revenue. Our sales and marketing expenses represent a significant percentage of our total expenses, and our operating results may suffer if our sales and marketing expenditures do not contribute to increasing revenue as we anticipate.
The COVID-19 pandemic has changed the method by which and frequency with which we interact with our partners, customers and prospective customers. Our sales and marketing capabilities could be adversely affected by continued or additional business closures, travel restrictions impacting employees and partners, virtualization of events, or other precautionary measures, especially in regions where we have material operations or sales. Further, partner, customer, and prospective customer preferences for engagement with software vendors may continue to change and remote, hybrid, and alternative working arrangements may impact how we market and sell our offerings. Our operating results may also be negatively impacted if sales and marketing personnel are unable to maintain the same level of productivity while working remotely during the COVID-19 pandemic. These and other changes in the ways in which we interact with and market with our partners, and interact with and market to our customers and prospective customers, could adversely impact our business if they prove to be less effective than pre-COVID-19 methods.

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

We need to continue to develop a steady pipeline of highly qualified and trained personnel to meet customer and partner demand, but our efforts may be ineffective. While we continue to expand our training resources for trained users of our platform, we increasingly rely on our customers and partners to encourage their users to enhance their Anaplan expertise using our training resources. If our customers and partners do not encourage enough internal users to become highly skilled users of our platform, there may not be enough trained users of our platform to meet demand. If a customer has not developed an internal cohort of trained users of our platform or a center of excellence, the loss of a trained user could have an adverse impact on their ability to unlock the value of our platform and ability to expand the platform’s use within the organization. Further, the courses we offer on the Anaplan Academy, Anaplan’s online training portal providing a full range of training courses on our platform, may not serve their intended purpose or the certification programs we offer may take longer than anticipated to create a robust and consistent pipeline of talent. Our customers and partners need regular training to support disparate technologies involved in large-scale deployments and maximize potential of our platform as technology changes without which our results of operations and growth prospects could be materially adversely affected. Our ability to effectively educate and train users of our platform may be negatively impacted if our customer support employees or the users of our customers or partners are unable to receive training virtually while COVID-19 restrictions remain in place or the virtual training is not as effective as in-person training methods. If we fail to develop and maintain a sufficient pipeline of qualified and trained users of our platform for utilization with our customers and partners, we may suffer adverse consequences including professional services not being furnished correctly, incorrect or improper use of our platform by partners and customers, damage to our reputation and brand, and customers choosing not to renew their subscriptions or expand their use of our platform. Any of these events could have an adverse effect on our business, financial position and growth prospects.
If customers are not satisfied with the implementation services provided by us or our partners, our business could be adversely affected.
Our business depends on the professional services that are performed to help our customers implement and use our platform. Professional services may be performed by our own staff, by a third-party partner or by a combination of the two. Our strategy is to work with partners to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and we expect the number of our partner-led implementations to continue to increase over time. Our ability and the ability of our third-party partners to successfully implement services may be negatively impacted by remote work environments and travel restrictions adopted as a result of the COVID-19 pandemic. Further, many professional services, including implementation projects that were previously performed at a customer location, are expected to be provided virtually even after the immediate impacts of the COVID-19 pandemic on the global economy and our business subside. Virtual provision of services may not be as effective or deliver the same benefits as services performed on-site. If a customer is not satisfied with the quality of work performed by us or a partner or with the type of professional services or functionality delivered, even if we are not contractually responsible for the partner services, then we could incur additional costs to address the situation, the profitability of that work might be impaired and the customer’s dissatisfaction with our or our partner’s services could damage our ability to expand the scope of functionality subscribed to by that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.
If we fail to continue to enhance our platform, satisfy the cloud infrastructure priorities of our clients or adapt to rapid technological change, our ability to remain competitive could be impaired.
The industry in which we compete is characterized by rapid technological change, frequent introductions of new products, and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend on a number of factors including: our ability to anticipate industry standards and trends, to continue to enhance our platform and introduce new functionalities in a timely manner, to update and expand our infrastructure, and to keep pace with technological developments. The success of any enhancement, new functionality, or infrastructure development depends on several factors, including timely completion and market acceptance. Any new enhancement, functionality, or infrastructure development might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implements new technologies before we are able to implement them or if our competitors are able to respond more quickly and effectively to new or changing opportunities, those competitors may be able to provide more effective products than ours at lower prices.

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
A key element of our strategy is to invest significantly in our research and development efforts to enhance the features, functionality, performance, security, availability and ease of use of our platform to address additional applications and use cases that will broaden the appeal of our platform and facilitate the broad use of our platform across customers with complex planning needs. If we do not spend our research and development budget efficiently or effectively on compelling enhancements, innovations and technologies, such as public cloud functionality, predictive analytics and machine learning, our business may be harmed and we may not realize the expected benefits of our strategy at all or on the timeline we expect. We will need to appropriately deploy our human resources, and may need to hire new employees with highly technical skills who are often in high demand, or we may not be able to effectively execute on our research and development strategy. Our ability to conduct research and development activities as planned may also be negatively impacted by our remote work environment adopted as a result of the COVID-19 pandemic. Moreover, research and development projects can be technically challenging and expensive. As a result of the nature of research and development cycles, there will be delays between the time we incur expenses associated with research and development activities and the time we are able to offer compelling enhancements to our platform and generate revenue, if any, from those activities. Additionally, anticipated customer demand for a platform enhancement we are developing could decrease after the development cycle has commenced. If we expend a significant amount of resources on research and development efforts that do not lead to the successful introduction of functionality or platform improvements that are competitive in our current or future markets, our business and results of operations will suffer.

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
We currently serve our customers from third-party data center facilities operated by Equinix, Inc. located in the United States, the Netherlands, and Germany and on the infrastructure of certain other third-party public cloud partners. If we are unable to renew our cloud infrastructure agreements on commercially reasonable terms, we may be required to transfer our servers and other infrastructure, and we may incur significant costs and experience possible service interruptions in connection with doing so.

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
We believe that developing, maintaining, and enhancing widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our platform, attracting new customers, maintaining existing customers, persuading existing customers to expand their relationships with us, and hiring and retaining employees. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. We have made, and will continue to make, significant investments to promote our brand and we anticipate an increase in these investments as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our strategic partners. However, brand promotion activities may not generate customer awareness or increase revenue, and, even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to generate customer awareness or to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform.

Negative publicity, whether or not justified, relating to our company, our platform, or events or activities attributed to us, our employees, our partners or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Independent industry analysts often provide reviews of our platform, as well as the products and services of our competitors, and the perception of our platform in the marketplace may be significantly influenced by these independent reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. Additionally, the performance of our partners may affect our brand and reputation if customers do not have a positive experience with our partners’ services. Damage to our reputation and loss of brand equity may reduce demand for our platform and have an adverse effect on our business, operating results, and financial condition. Moreover, any attempts to rebuild or further enhance our reputation and restore the value of our brands may be costly and time consuming, and such efforts may not ultimately be successful. The upfront investment and costs incurred to build and maintain our brand, both domestically and internationally, may not generate increased market acceptance and may negatively impact our results of operations.
Because our platform is sold to enterprises with complex operating environments, we can encounter long and unpredictable sales cycles, which could adversely affect our operating results in a given period.
Our ability to increase revenue and achieve profitability depends, in large part, on widespread adoption of our platform by customers with complex operating environments who tend to make larger purchases of our offerings. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. Further, we have experienced and we expect to experience prolonged sales cycles in certain geographies as a result of uncertain economic conditions including those caused by the COVID-19 pandemic. A delay in or failure to complete large sales to one or more enterprise customers could harm our business and financial results, and could cause our financial results to vary significantly from period to period. Our sales cycle varies widely, reflecting differences in potential customers’ decision-making processes, procurement requirements, and budget cycles, and is subject to significant risks over which we have little or no control, including:
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

In the past, we have been able to increase our prices for our platform and services, but we may choose not to introduce or be unsuccessful in implementing future price increases. As we introduce new product features or functionality, we may face challenges in optimally pricing or raising prices to account for such features and may need to revise our pricing to increase customer acceptance. Our competitors may introduce new products that compete with ours or reduce their prices, or we may be unable to attract new customers or retain existing customers based on our historical pricing models. As we expand internationally, we also must determine the appropriate pricing to enable us to compete effectively internationally. In addition, if our mix of products sold changes, then we may need to, or choose to, revise our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations and financial condition.
We depend on the experience and expertise of our senior management team and certain key employees, especially engineering, research and development and sales personnel, and our inability to retain these executive officers and key employees or recruit them in a timely manner, could harm our business, operating results, and financial condition.
Our success depends largely upon the continued services of our key executive officers and certain key employees. We rely on our executive leadership team in the areas of business strategy, research and development, marketing, sales, services, and general and administrative functions. We have experienced during the last year and before, and may in the future experience, changes in our executive management team or key employees resulting from the hiring or departure of executives or key employees, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Conversely, we may terminate the employment of the senior management team and certain key employees, which may trigger severance payments to such individuals under certain circumstances or may subject us to costly and time-consuming negotiations over severance, litigation and employment claims. While we seek to carefully manage any changes in our executive management team or key employees, including by establishing processes and procedures and engaging in succession planning, such measures may be insufficient and the departure or unavailability of one or more of our executive officers or key employees could have a serious adverse effect on our business.
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
Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations, resulting in a diversion of our time and resources and potential litigation. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. Further, in times of increased economic uncertainty, such as perceived ongoing uncertainty due to the COVID-19 pandemic, employees and potential employees may perceive older or larger companies to be more attractive which may adversely affect our ability to recruit and retain highly skilled employees. The challenges we face in recruiting and hiring qualified personnel may be compounded due to various factors including perceived economic uncertainty caused by the COVID-19 pandemic. As the economic uncertainty related to the COVID-19 pandemic eases, we have faced, and may continue to face, additional challenges in recruiting and retaining qualified personnel as other companies increase the pace of hiring.

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
•customer preference for data to be stored in a specific geography, location, or region based on unique customer requirements even if not required by applicable privacy and security laws and regulations;
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
Strategic transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, increase our financial risk, restrict our ability to take certain actions and cause the market price of our common stock to decline. In addition, if a strategic transaction fails to meet our expectations, our operating results, business, and financial position may suffer.
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

Recent changes to privacy and security laws, including the CCPA and CPRA, the GDPR, the Data Protection Act, and ongoing legal challenges to Model Clauses, could impact our business. Data protection regulations are also becoming more common in the U.S. at the federal and state level. In addition to California, Colorado, and Virginia, which already passed comprehensive data privacy laws, there are number of legislative proposals at both the federal and state level that could impose new obligations and impact our business. Aspects of these laws, and their interpretation and enforcement remain unclear, and we cannot yet fully predict their impact on our business or operations. In addition to the EU, more countries, such as Switzerland and the U.K. issued or proposed new Model Clauses which impose more obligations and requirements with respect to transfer of their residents’ personal data to other jurisdictions. We have taken and will continue to take steps to comply with these and other new and changing privacy and security laws, rules, regulations and standards, but such laws, rules, regulations and standards may be unclear and we cannot assure you that our steps will be compliant. The interpretation and application of privacy and data protection laws, regulations, rules, and other standards remains uncertain and may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our platform. If so, we could be required to fundamentally change our business activities and practices or modify our platform, which we may be unable to do in a commercially reasonable manner or at all, and which could have an adverse effect on our business. As a result of changing standards, we may experience reluctance or refusal by current or prospective multi-national customers or customers in geographies with strict privacy laws, like the EU and the United Kingdom, to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data for those customers. The changing regulatory environment applicable to the handling personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs or regulatory penalties, and could result in our business, operating results, and financial condition being harmed. Our efforts to comply new data protection laws and regulations may cause us to incur substantial operational costs, require us to modify our data handling practices, and may otherwise adversely impact our business, financial condition and operating results.
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
Some or all of our issued patents may be invalidated or otherwise limited, allowing our competitors to develop competitive offerings. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention or that we can effectively use that patent to limit the ability of other companies to develop competitive products. We cannot be certain that we are the first to use the inventions claimed in our issued patents or pending patent applications or otherwise used in our platform, that we are the first to file for protection in our patent applications, or that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented technology. While we have patents and patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications or the patent protection may not be obtained quickly enough to meet our business needs. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our platform is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States (in particular, some foreign jurisdictions do not permit patent protection for software), and mechanisms for enforcement of intellectual property rights may be inadequate. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States and by other national governments and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Our platform utilizes software governed by open source licenses, which may include, by way of example, the MIT License and the Apache License. The use of open source software involves a number of risks, many of which cannot be eliminated and could negatively affect our business. For example, the terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. By the terms of certain open source licenses, if we combine our proprietary software with open source software in a specific manner, we could be required to release the source code of our proprietary software and to make our proprietary software available under open source licenses. We may face claims alleging noncompliance with open source license terms or misappropriation or other violation of open source technology. These claims could result in litigation, damage our reputation in the open-source community, or require us to purchase a costly license, devote additional research or development resources to re-engineer our products or services, discontinue the sale of our products if re-engineering could not be accomplished on a timely or cost-effective basis, require us to make the source code of our proprietary code generally available, or result in us being enjoined from the offering of components of our platform that contained the open source software, any of which would have a negative effect on our business and operating results. We also could be subject to lawsuits from other parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results or financial condition, and could require us to devote additional research and development resources to re-engineer our platform. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software.
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
As a public company, we are subject to various securities rules and regulations, including the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the New York Stock Exchange listing standards, and rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, and the State of California's board diversity requirements. We expect that complying with these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these various requirements has increased, and we expect will continue to increase, our legal and financial compliance costs and makes some activities more time consuming and costly. In addition, stakeholder activism may subject us to additional substantial costs, divert management attention and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result, our management and other personnel may need to divert attention from operational and other business matters to devote substantial time to these public company requirements, which could adversely affect our business, financial condition, and operating results. Although we have hired additional employees to help comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
Financial and Credit Risks
If we are unable to maintain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, operating results and financial position could be adversely affected.
We actively monitor and manage our cash and cash equivalents so that sufficient liquidity is available to fund our operations and other corporate purposes. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform offerings, and the continuing market acceptance of the platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may require increased levels of liquidity to mitigate the effects of business challenges or unforeseen circumstances. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, we may suffer adverse consequences including reduced investment in our platform and its functionality, difficulties in executing our business plan and fulfilling our obligations, and other operational challenges. Any of these developments could adversely affect our business, operating results and financial position.

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
Risks Related to Our Merger with Parent
Failure to complete, or delays in completing, the potential Merger with Parent and Merger Sub announced on March 20, 2022 and disruptions in our business caused by the potential Merger could materially and adversely affect our results of operations, business, financial results and/or stock price.
On March 20, 2022, we entered into the Merger Agreement with Parent and Merger Sub pursuant to which, if all of the conditions to closing are satisfied or waived, we will become a wholly-owned subsidiary of Parent, pursuant to the Merger. Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, the absence of governmental orders resulting, directly or indirectly, in enjoining or otherwise prohibiting or making illegal the consummation of the Merger, the affirmative vote of the holders of a majority of the voting power of the outstanding shares of the Company’s common stock entitled to vote on the adoption of the Merger Agreement, and expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed Merger as currently contemplated under the Merger Agreement or at all.
Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. Uncertainty as to our future could adversely affect our business and our relationship with customers, partners, vendors, regulators and other service providers. For example, potential customers may defer decisions about working with us or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Risks related to the failure of the proposed Merger to be consummated include, but are not limited to, the following:

•under some circumstances, we may be required to pay a termination fee to Parent of $293.1 million;

•we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;

•the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;

•the attention of our management and employees may have been diverted to the Merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;

•we could be subject to litigation related to the Merger and any failure to complete the Merger;

•the potential loss of key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Merger; and

•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, business, and our stock price.

We cannot be sure if or when the Merger will be completed.
The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the authorization of the Merger by our stockholders. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If we are unable to satisfy the closing conditions or if other mutual closing conditions are not satisfied, Parent and Merger Sub will not be obligated to complete the Merger. Under certain circumstances, we would be required to pay Parent a termination fee of $293.1 million.
If the Merger is not completed, our board of directors, in discharging its fiduciary obligations to our stockholders, will evaluate our strategic direction.
Until the Merger is completed, the Merger Agreement restricts us from taking specified actions without the consent of the other party, and, in regards to us, generally requires us to operate in the ordinary course of business consistent with past practice. These restrictions may prevent us from making appropriate changes to our respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Merger.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquirer of us from making an alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee of $293.1 million.
The Merger Agreement provides that we shall not, and requires us to instruct and cause our representatives not to, among other things, solicit, participate in negotiations with respect to or approve or recommend any third party proposal for an alternative transaction, subject to exceptions set forth in the Merger Agreement relating to the receipt of certain unsolicited proposals. Further, while our board of directors is permitted to make a recommendation change to our stockholders with respect to the Merger under certain circumstances, unless the Merger Agreement is terminated and a termination fee is paid per the requirements of the Merger Agreement, we will be required to submit the proposals to a stockholder vote at a special meeting.
These provisions could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring all or a significant portion of the Company or pursuing an alternative transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the consideration in the Merger, or might result in a potential third-party acquirer or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.
If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.
Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, or our board of directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, or against Parent or Merger Sub could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

Risks Related to Ownership of Our Common Stock
The stock price of our common stock may be volatile and may decline regardless of our operating performance and you may lose all or part of your investment.
The market price of our common stock has been and may continue to be volatile. For example, the closing price of our common stock since February 1, 2021 through January 31, 2022 has ranged from a low of $39.92 to a high of $86.17. In addition to factors discussed in this report, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•whether the Merger is consummated;
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
•the sale, purchase, or exercise of a significant block of our common stock, including by activist shareholders;
•any coordinated trading activities or large derivative positions in our common stock, for example, a “short squeeze” (a short squeeze occurs when a number of investors take a short position in a stock and have to buy the borrowed securities to close out the position at a time that other short sellers of the same security also want to close out their positions, resulting in surges in stock prices, i.e., demand is greater than supply for the stock sold short);
•the impact of environmental, social, governance or other matters on our reputation or investor confidence in our operations;
•the size of our market float; and
•any other factors discussed in this Annual Report on Form 10-K.
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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers in the United States and abroad. Any significant weakening of the economy in the United States or in regions globally like Europe and Asia, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, perceived impact of global trade barriers like tariffs and sanctions and the corresponding retaliatory actions, economic uncertainty, including as a result of concerns regarding inflationary pressures, outbreaks of hostilities or wars, market volatility including in response to actual or anticipated changes in interest rates, or other difficulties may affect one or more of the sectors or countries in which we sell our platform. Global economic and political uncertainty, including the uncertainty surrounding the COVID-19 pandemic, Brexit, the Russian invasion of Ukraine, increased tariffs and international trade disputes, may cause some of our customers or potential customers to curtail spending, scale back their digital transformation efforts, delay their expansion of Anaplan use cases, result in new regulatory and cost challenges to our international operations and cause customers to delay or reduce their technology spending overall. In addition, in February 2022, following Russia’s invasion of Ukraine, the U.S. and other countries announced sanctions against Russia, which sanctions include restrictions on selling or importing goods, services or technology in or from affected regions. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. While it is difficult to anticipate the impact the sanctions announced to date may have on our business, these or any further sanctions imposed or actions taken by the U.S. or other countries could impact our ability to offer services and increase our costs in the region. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. Global economic conditions and market conditions may also continue to experience volatility and remain uncertain for an indefinite period of time as a result of the COVID-19 pandemic. We expect our business will be impacted in a variety of ways by these conditions because, among other reasons, some prospective and existing customers may curtail business spending and business disruptions for us and/or our customers are likely to persist in at least some jurisdictions. These adverse conditions have, in part, resulted in and may result in certain of our customers and prospective customers deferring or delaying buying decisions and project implementations, and prolonged sales cycles. These adverse conditions could result in reductions in the rate of enterprise software spending generally, sales of our platform, longer sales cycles, slower adoption of new technologies, lower renewal rates and increased price competition. Any of these events could have an adverse effect on our business, operating results, and financial position.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We sublease approximately 55,000 square feet of space for our corporate headquarters in San Francisco, California pursuant to a sublease that expires in February 2026. We also have leased offices or co-working facilities in Chicago, Illinois, Minneapolis, Minnesota, and New York, New York. We maintain international offices or co-working facilities in Australia, Austria, Belgium, Canada, France, Germany, India, Israel, Japan, Malaysia, Singapore, Sweden, Switzerland and the United Kingdom. We believe that we will be able to obtain additional space on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
The information set forth in Note 8, “Commitments and Contingencies—Legal Matters” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
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
Holders of Record
As of March 16, 2022, there were 95 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks or other nominees.
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
The performance graph below shows the cumulative total stockholder return on our common stock for the period from October 12, 2018 to January 31, 2022. This is compared with the cumulative total return of the NASDAQ Computer Index and the Standard & Poor’s 500 Stock Index, or the S&P 500, over the same period. The graph assumes that on October 12, 2018, our initial trading day, $100 was invested in our common stock at the market close and $100 was invested at the market close in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Comparison of Cumulative Total Return
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
10/12/18
10/31/18
01/31/19
04/30/19
07/31/19
10/31/20
01/31/20
04/30/20
07/31/20
10/30/20
01/29/21
04/30/21
07/30/21
10/29/21
01/31/22
NASDAQ Computer Index
S&P 500
Anaplan, Inc.

Recent Sale of Unregistered Securities and Use of Proceeds
There were no sales of unregistered equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during our fiscal year ended January 31, 2022.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Discussion regarding our financial condition and results of operations for fiscal 2020 and year-to-year comparisons between fiscal 2021 and fiscal 2020 is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 12, 2021. This discussion contains forward-looking statements that involve risks and uncertainties as discussed in “Cautionary Note Regarding Forward-Looking Statements” included in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the current COVID-19 pandemic, those identified below and those discussed in “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K. Our fiscal year ends January 31.
Overview
Anaplan is a market-leading cloud-native enterprise SaaS company, transforming how enterprises across industries see, plan, and drive their business. Powered by our proprietary calculation engine and Hyperblock® technology, our platform lets customers model what-if scenarios, contextualize current performance in real time, and forecast future outcomes for faster, more confident decisions. Embracing constant change, our customers use Anaplan to rapidly pivot strategies, redeploy resources, and optimize plans for growth, efficiency, demand, and profitability. Anaplan equips teams to overcome obstacles and seize opportunities ahead of competitors.
Our customers often initially adopt our platform within a specific business function for one or more planning solutions, but also because our platform has the capacity to transform their enterprise-wide planning process through our integrated planning and forecasting tool and as part of a broader digital transformation initiative. We sell subscriptions to our cloud-based planning platform through our direct sales team and through our global partnership ecosystem that serves as an integral part of our go-to-market strategy and an extension of our direct sales force. Our strategic consulting and systems integration partners provide us with a significant source of lead generation and implementation leverage. These partners act as strategic advisors to senior executives in corporate, functional, and process transformation initiatives of organizations. They often promote our platform as their clients examine how to plan more effectively or seek organizational change through digital transformation or improved business processes. We also rely on partners with deep subject-matter expertise in the implementation of specific use cases who can facilitate implementations for our customers. Our partners also help to drive thought leadership in promoting connected planning and digital transformation.
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
We derive the substantial majority of our revenue from subscriptions for users on our platform. Our initial subscription term is typically two to three years, although some customers commit for shorter periods. We generally bill our customers annually in advance. We also offer professional services, including consulting, implementation, and training, but are increasingly leveraging our partners to provide these services. During fiscal 2022, 2021, and 2020, subscription revenue was $536.5 million, $408.2 million and $307.9 million, respectively, representing a year-over-year subscription revenue growth rate of 31% and 33% in fiscal 2022 and 2021, respectively. During fiscal 2022, 2021, and 2020, services revenue was $55.7 million, $39.6 million and $40.1 million, respectively. Our subscription revenue as a percentage of total revenue was 91%, 91% and 88% in fiscal 2022, 2021, and 2020, respectively.
During fiscal 2022, 2021, and 2020, our total revenue was $592.2 million, $447.8 million and $348.0 million, respectively. Approximately 47%, 46% and 43% of our revenue was generated from outside of the United States in fiscal 2022, 2021, and 2020, respectively. Our net loss was $203.6 million, $154.0 million and $149.2 million in fiscal 2022, 2021, and 2020, respectively.

We believe that our focus on customer success allows us to retain and expand the subscription revenue generated from our existing customers, and is an indicator of the long-term value of our customer relationships for Anaplan as a whole. We track our performance in this area by measuring our dollar-based net expansion rate, which compares our annual recurring revenue from the same set of customers across comparable periods. The dollar-based net expansion rate was 118% and 114% as of January 31, 2022 and 2021, respectively.
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
The number of customers with greater than $250,000 of annual recurring revenue was 555, 453 and 353 as of January 31, 2022, 2021, and 2020, respectively. We monitor this metric and believe it is a useful tool to investors, as an indicator of the scale of customer adoption and expansion of our platform.
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
Calculated billings is calculated as follows:

	Year Ended January 31,
	2022	2021
	(In thousands)
Total revenue	$592,176	$447,755
Add: Deferred revenue (end of period)	382,153	295,543
Less: Deferred revenue (beginning of period)	(295,543)	(220,208)
Calculated billings	$678,786	$523,090
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

Merger
On March 20, 2022, we entered into the Merger Agreement with Parent and Merger Sub, providing for the merger of Merger Sub with and into our Company, with our Company surviving the Merger as a wholly owned subsidiary of Parent.
Under the terms of the agreement, our stockholders will receive $66.00 in cash for each share of common stock they hold on the transaction closing date. The obligation of the parties to consummate the acquisition is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, the absence of governmental orders resulting, directly or indirectly, in enjoining or otherwise prohibiting or making illegal the consummation of the Merger, the affirmative vote of the holders of a majority of the voting power of the outstanding shares of the Company’s common stock entitled to vote on the adoption of the Merger Agreement, and expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for superior proposals. For a summary of the transaction, see Note 12, “Subsequent Event” of the notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and to our Form 8-K filed with the SEC on March 20, 2022.
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
As the impact of the COVID-19 pandemic continues to unfold around the world, we remain focused on supporting our employees, customers, and partners. In response to the COVID-19 pandemic, we modified the manner in which we operate and we required our employees to work remotely, maintained business-related travel restrictions, and virtualized, postponed or cancelled our sales and marketing, employee or industry events. We are slowly reversing certain of these modifications to our operations on a market-by-market basis in accordance with local guidelines, but currently employ a hybrid work approach in most regions. Our approach may vary among geographies depending on local guidelines, and may change at any time, including in response to new or reimposed precautionary measures as the COVID-19 pandemic evolves. We may incorporate into our ongoing business operations certain business practice modifications implemented in response to the COVID-19 pandemic. The impact, if any, of these and any additional operational changes we may implement is uncertain, but we currently believe the changes we have implemented have not materially affected, and are not expected to have a material and adverse effect on, our ability to maintain financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
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
New customer acquisition.    Our long-term success will depend on widespread adoption of connected planning by enterprises for numerous planning applications with broad use of those applications within their organizations. While we believe that we are still in the early stages of penetrating our addressable market, we have benefited from rapid customer growth.
Customer First strategy.    We put the success of our customers at the center of our culture, strategy, and investments. We view our Customer First strategy as core to capturing our connected planning vision and driving the continued adoption and expansion in the use of our platform. By aligning our thought leadership, talent ecosystem, worldwide development and delivery capabilities, customer success management and local sales and service resources, we believe our Customer First strategy drives exceptional value throughout our customers’ connected planning and digital transformation journeys. Our continued success depends in part on our ability to continue to put customers at the center of our strategy.
Expansion of existing customers.    We aim to drive integrated planning across the entire organization to help our customers benefit from the full value of our platform. We employ a “land and expand” approach, with many of our customers initially deploying our product for a specific planning use case. Once they realize the benefits and wide applicability of our platform, many of our customers subsequently renew their subscriptions, expand the number of users, add new use cases, and expand to additional lines of business, divisions, and geographies as they continue unlocking the agile enterprise planning and operating model across functional boundaries. As a result, we are able to generate a significant increase in revenue from the expanded use of our platform across the enterprise. Going forward, we are focused on targeting customers where the opportunity for expansion and need for our planning solutions are greatest. Our future revenue growth and our ability to achieve and maintain profitability is dependent upon our ability to maintain existing customer relationships and to continue to expand our customers’ use of our platform.
Scaling our sales team.    Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our sales leadership and sales efforts, both domestically and internationally. We have invested and intend to continue to invest in expanding and retaining our sales leadership and direct sales force, particularly in attracting and retaining sales personnel with experience selling to complex enterprises. Our ability to increase our revenue will depend on the new members of our sales force becoming fully productive and executing expeditiously and effective sales leadership. A customer’s decision to use our platform may be an enterprise-wide decision. These types of sales require us to provide greater levels of education regarding the use and benefits of our platform, which involves substantial time, effort, and costs.
International sales.    Our total revenue generated outside of the United States during fiscal 2022, 2021, and 2020, was approximately 47%, 46% and 43%, respectively, of our total revenue. We believe global demand for our platform will continue to develop as organizations experience the benefits that our platform can provide to international enterprises with complex planning needs spanning multiple geographies. Accordingly, we believe there is significant opportunity to grow our international business. We have invested, and plan to invest, ahead of this potential demand in personnel, marketing, and access to data center capacity to support our international growth.
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
Product velocity.    Our vision is to help customers swiftly and effectively plan, analyze, and act on initiatives across the enterprise. We have invested and intend to continue to invest significantly in research and development in an effort to enhance and expand the functionality of our platform, to attract and retain development personnel, and to protect our market-leading technology advantage. We have a well-defined technology roadmap to introduce new features and functionality to our platform that we believe will improve our ability to generate revenue by broadening the appeal of our platform to potential new customers as well as increasing the opportunities for further expanding the use of our platform by existing customers. We are also investing to further enhance the functionality, intelligence, user experience, scale, extensibility and security of our platform. We will need to continue to focus on bringing cutting-edge technology to market in order to remain competitive.
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
Subscription Revenue
Subscription revenue accounted for 91%, 91% and 88% of our total revenue for fiscal 2022, 2021, and 2020, respectively. Subscription revenue is driven primarily by the number of customers, the number of users at each customer, the price of user subscriptions, and renewal rates.
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
Most of our contracts are non-cancelable over the contract term. We had remaining performance obligations, or backlog, in the amount of $1,092.5 million and $817.6 million as of January 31, 2022 and 2021, respectively, consisting of both billed and unbilled consideration.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries and bonuses, benefits, commissions, and stock-based compensation. Other sales and marketing costs include promotional events to promote our brand, including our Anaplan Live! customer experiences, advertising, and allocated overhead costs. We plan to increase our investment in sales and marketing over the foreseeable future, primarily stemming from increased headcount in sales and marketing, and investment in brand- and product-marketing efforts. However, we expect our sales and marketing expenses to decrease as a percentage of our total revenue over time, although they may fluctuate as a percentage of our total revenue from period to period.

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

Results of Operations
The following tables set forth selected consolidated statements of operations data for each of the years indicated:

	Year Ended January 31,
	2022	2021	2020
	(In thousands)
Revenue:
Subscription revenue	$536,474	$408,199	$307,890
Professional services revenue	55,702	39,556	40,132
Total revenue	592,176	447,755	348,022
Cost of revenue:
Cost of subscription revenue (1)	99,030	69,802	51,460
Cost of professional services revenue (1)	57,311	39,177	39,317
Total cost of revenue	156,341	108,979	90,777
Gross profit	435,835	338,776	257,245
Operating expenses:
Research and development (1)	153,484	100,523	68,396
Sales and marketing (1)	377,352	302,002	250,430
General and administrative (1)	105,709	90,030	86,852
Total operating expenses	636,545	492,555	405,678
Loss from operations	(200,710)	(153,779)	(148,433)
Interest income (expense), net	(493)	167	4,478
Other income (expense), net	(6,482)	3,736	(809)
Loss before income taxes	(207,685)	(149,876)	(144,764)
Benefit from (provision for) income taxes	4,086	(4,091)	(4,453)
Net loss	$(203,599)	$(153,967)	$(149,217)

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$7,712	$3,822	$2,547
Cost of professional services revenue	4,192	2,481	2,199
Research and development	35,914	18,715	10,608
Sales and marketing	69,590	48,210	34,428
General and administrative	32,137	30,398	30,264
Total stock-based compensation expense	$149,545	$103,626	$80,046
Fiscal Year 2022 Compared to Fiscal Year 2021
Revenue

	Year Ended January 31,
	2022	2021	% Change
	(In thousands)
Subscription revenue	$536,474	$408,199	31%
Professional services revenue	55,702	39,556	41
Total revenue	$592,176	$447,755	32
Total revenue was $592.2 million in fiscal 2022 compared to $447.8 million in fiscal 2021, an increase of $144.4 million, or 32%.

Subscription revenue was $536.5 million, or 91% of total revenue, in fiscal 2022, compared to $408.2 million, or 91% of total revenue, in fiscal 2021. The increase of $128.3 million, or 31%, in subscription revenue was primarily driven by existing customers expanding their use of our platform, which accounted for 78% of the increase, and acquisition of new customers, which accounted for approximately 22% of the increase.
Professional services revenue was $55.7 million in fiscal 2022 compared to $39.6 million in fiscal 2021. The increase of $16.1 million, or 41%, in professional services revenue was primarily driven by sales of our professional services resulting from the growth of our customer base.
Cost of Revenue

	Year Ended January 31,
	2022	2021	% Change
	(In thousands)
Cost of subscription revenue	$99,030	$69,802	42%
Cost of professional services revenue	57,311	39,177	46
Total cost of revenue	$156,341	$108,979	43
Total cost of revenue was $156.3 million in fiscal 2022 compared to $109.0 million in fiscal 2021, an increase of $47.3 million, or 43%.
Cost of subscription revenue was $99.0 million in fiscal 2022 compared to $69.8 million in fiscal 2021, an increase of $29.2 million, or 42%. The increase in cost of subscription revenue was primarily due to an increase in salary and bonuses, and benefits costs of $12.0 million, including stock-based compensation, an increase in hosting costs of $5.6 million, an increase in software licenses of $4.6 million, and an increase in amortization of our equipment leases and capitalized software development costs of $4.4 million.
Cost of professional services revenue was $57.3 million in fiscal 2022 compared to $39.2 million in fiscal 2021, an increase of $18.1 million, or 46%. The increase in cost of professional services revenue was primarily due to an increase in the partner implementation costs related to an increase in partner activity of $10.7 million, and an increase in salary and bonuses, and benefits costs of $7.1 million, including stock-based compensation.
Gross Profit and Gross Margin

	Year Ended January 31,
	2022	2021	% Change
	(In thousands)
Subscription gross profit	$437,444	$338,397	29%
Professional services gross profit	(1,609)	379	(525)
Total gross profit	$435,835	$338,776	29
Subscription gross margin	82%	83%
Professional services gross margin	(3)%	1%
Total gross margin	74%	76%
Gross profit was $435.8 million in fiscal 2022 compared to $338.8 million in fiscal 2021, an increase of $97.0 million, or 29%. The increase in gross profit was the result of the increases in our subscription revenue primarily driven by existing customers expanding their use of our platform and acquisition of new customers in fiscal 2022.
Gross margin was 74% in fiscal 2022 compared to 76% in fiscal 2021. The decrease in gross margin was primarily due to an increase in professional services revenue, which generates a significantly lower gross margin than our subscription revenue, as a percentage of total revenue, and higher hosting and partner implementation costs.
Our gross margins can fluctuate from quarter to quarter as a result of the requirements, complexity, and timing of our customers’ implementation projects that can vary significantly.

Operating Expenses

	Year Ended January 31,
	2022	2021	% Change
	(In thousands)
Operating expense:
Research and development	$153,484	$100,523	53%
Sales and marketing	377,352	302,002	25
General and administrative	105,709	90,030	17
Total operating expenses	$636,545	$492,555	29
Research and Development
Research and development expenses were $153.5 million in fiscal 2022 compared to $100.5 million in fiscal 2021, an increase of $53.0 million, or 53%. The increase includes an increase in salary and bonuses, and benefits costs of $49.4 million (which included an increase in stock-based compensation of $17.2 million) primarily related to an increase in headcount, partially offset by an increase in capitalized software development costs of $5.7 million.
Sales and Marketing
Sales and marketing expenses were $377.4 million in fiscal 2022 compared to $302.0 million in fiscal 2021, an increase of $75.4 million, or 25%. The increase was primarily due to an increase in salary and bonuses and benefits costs related to an increase in headcount of $65.2 million (which included an increase in stock-based compensation of $21.4 million and an increase in commission expenses of $14.1 million), an increase in partner-related fees of $4.6 million and an increase in consulting expenses of $2.9 million.
General and Administrative
General and administrative expenses were $105.7 million in fiscal 2022 compared to $90.0 million in fiscal 2021, an increase of $15.7 million, or 17%. The increase was primarily due to an increase in salary and bonuses, and benefits costs related to an increase in headcount of $12.8 million, including stock-based compensation, and an increase in consulting and professional services of $3.8 million, partially offset by a decrease in allowance for credit losses of $0.6 million.
Other Income (Expense), Net

	Year Ended January 31,
	2022	2021	% Change
	(In thousands)
Interest income (expense), net	$(493)	$167	(395)%
Other income (expense), net	$(6,482)	$3,736	(274)
Interest income (expense), net
Interest income (expense), net decreased by $0.7 million, or 395%, in fiscal 2022. The decrease in interest income (expense), net was primarily due to lower interest income from our cash and cash equivalents as a result of lower interest rates in fiscal 2022 compared to fiscal 2021.
Other income (expense), net
Other income (expense), net was an expense of $6.5 million in fiscal 2022 compared to an income of $3.7 million in fiscal 2021, an increase in expense of $10.2 million, or 274%. The change was primarily due to currency fluctuations and the related remeasurements during the fiscal years presented.

Benefit from (provision for) Income Taxes

	Year Ended January 31,
	2022	2021	% Change
	(In thousands)
Benefit from (provision for) income taxes	$4,086	$(4,091)	(200)%
The income tax benefit was $4.1 million in fiscal 2022 compared to income tax expense of $4.1 million in fiscal 2021, an increase in income tax benefit of $8.2 million, or 200%. The increase in income tax benefit was primarily due to the release of valuation allowance related to our Israel deferred tax assets and a reduction in discrete tax expenses, partially offset by an increase in taxable income generated from intercompany cost-plus arrangements in certain European and Asian countries.
Liquidity and Capital Resources
As of January 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $299.4 million, which were held for working capital purposes and strategic initiatives. Our cash equivalents are comprised primarily of money market funds and bank deposits.
Our material cash requirements from known contractual and other obligations consist of our operating and capital leases obligations as well as other contractual commitments, primarily on data center, cloud and IT operations related to our daily business operations. As of January 31, 2022, total other contractual commitments were $208.7 million, with $57.3 million committed within the next 12 months. See Note 4, “Leases” and Note 8, “Commitments and Contingencies” of the notes to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, for more information.
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
Loan and Credit Facility Agreements
In April 2020, we entered into the Third Amendment to Credit Agreement and First Amendment to Collateral Agreement with Wells Fargo as administrative agent and a lender (the “Third Amendment”). Among other things, the Third Amendment further amends the Credit Agreement entered into with Wells Fargo in April 2018, as amended in September 2018 and October 2019 (the “Credit Agreement”) in order to: (1) increase the aggregate revolving credit commitment amount by $20.0 million, so that we may borrow up to $60.0 million under a secured revolving credit facility, subject to the terms of the Credit Agreement including the accounts receivable borrowing base, for general corporate purposes, and (2) extend the maturity date of the revolving credit facility until April 23, 2022. Also, pursuant to the Third Amendment, any loans drawn on the credit facility will incur interest at a rate equal to the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 23, 2022. As of January 31, 2022 and 2021, we had not drawn down any amounts under this agreement.
As part of the Credit Agreement, we granted Wells Fargo a first priority lien in our accounts receivable, all of the issued shares of capital stock and equity interests in certain of our subsidiaries, and other corporate assets and agreed not to pledge our intellectual property to other parties. The Credit Agreement, as amended by the Third Amendment, includes affirmative and negative covenants, including financial covenants requiring the maintenance of: (1) minimum tangible net worth (defined as assets, excluding intangible assets, less liabilities) as of the last day of any fiscal quarter of not less than $150.0 million for any fiscal quarter ending on or prior to January 31, 2021 and $125.0 million for any fiscal quarter ending thereafter, and (2) minimum billings for the most recent twelve months ending as of the last day of any fiscal quarter of not less than $350.0 million. As of January 31, 2022, we were in compliance with the financial covenants contained in the Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2022	2021	2020
	(In thousands)
Net cash used in operating activities	$(15,083)	$(4,631)	$(14,405)
Net cash used in investing activities	$(24,113)	$(15,743)	$(48,506)
Net cash provided by financing activities	$23,328	$27,832	$46,506
Operating Activities
Net cash used in operating activities of $15.1 million for fiscal 2022, reflecting a net loss of $203.6 million and non-cash release of deferred tax valuation allowance of $7.6 million, adjusted by non-cash charges for stock-based compensation of $149.5 million, amortization of deferred commissions of $42.6 million, depreciation and amortization of $28.5 million, amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $10.1 million, non-cash foreign currency remeasurement losses of $4.9 million and other non-cash items of $1.3 million. Changes in working capital were unfavorable to cash flows from operations by $40.8 million primarily due to an increase in deferred commissions of $85.7 million related to commissions capitalized on our sales, an increase in accounts receivable of $51.9 million primarily due to increased customer billings, net payments for operating lease liabilities of $9.6 million and an increase in prepaid expenses and other current assets of $8.8 million, partially offset by an increase in deferred revenue balance of $90.7 million due to increased customer billings and an increase in accounts payable and accrued expenses of $25.1 million due to timing of payments.
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
Investing Activities
Net cash used in investing activities for fiscal 2022 of $24.1 million was related to the capitalization of internal-use software of $13.7 million as we expanded our platform and increased our development efforts, and purchases of property and equipment of $10.4 million related to our growth.
Net cash used in investing activities for fiscal 2021 of $15.7 million was related to the capitalization of internal-use software of $10.1 million as we expanded our platform and increased our development efforts, and purchases of property and equipment of $5.7 million related to our growth.
Financing Activities
Net cash provided by financing activities for fiscal 2022 of $23.3 million consisted primarily of $19.7 million in proceeds from employee stock purchase plan and $13.4 million in proceeds from the exercise of stock options, partially offset by $9.8 million principal payment on finance lease obligations.
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
In general, we satisfy the majority of our performance obligations over time as we transfer the promised services to our customers. We review the contract terms and conditions to evaluate the timing and amount of revenue recognition; the related contract balances; our remaining performance obligations; and current remaining performance obligations. We also estimate the number of hours expected to be incurred based on an expected hours approach that considers historical hours incurred for similar projects based on the types and sizes of customers. These evaluations require judgment that could affect the timing and amount of revenue recognized.
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
Recent Accounting Pronouncements
See “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Swedish Krona and Singapore Dollar. Fluctuations in foreign currency exchange rates, including those resulting from COVID-19 pandemic, may cause variability in our results of operations. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for fiscal 2022, 2021 and 2020.
Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of January 31, 2022, we had cash and cash equivalents of $299.4 million, which consisted primarily of money market funds and bank deposits. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. A hypothetical 10% change in interest rates would not have had a material impact on our operating results for fiscal 2022, 2021 and 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Anaplan, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Anaplan, Inc. and subsidiaries (the Company) as of January 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Amortization period for capitalized sales commissions
As discussed in Note 1 to the consolidated financial statements, the Company capitalizes sales commissions related to the acquisition of customer contracts and amortizes them over the estimated period of benefit. In determining the period of benefit, the Company considers data including historical initial and renewal contractual terms and estimated renewal rates. The Company estimated the period of benefit for the initial acquisition of a contract to be five years. The Company amortized $42,635 thousand of deferred commissions during the year ended January 31, 2022 and had $159,168 thousand of deferred commissions capitalized as of January 31, 2022.
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
San Francisco, California
March 23, 2022

ANAPLAN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of January 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$299,371	$320,990
Accounts receivable, net of allowances for credit losses of $3,224 and $3,162 as of January 31, 2022 and 2021, respectively	196,500	147,005
Deferred commissions, current portion	49,124	36,797
Prepaid expenses and other current assets	32,814	24,252
Total current assets	577,809	529,044
Property and equipment, net	63,119	51,603
Deferred commissions, net of current portion	110,044	82,405
Goodwill	32,379	32,379
Operating lease right-of-use assets	31,287	33,985
Other noncurrent assets	17,997	9,709
TOTAL ASSETS	$832,635	$739,125
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,294	$7,949
Accrued expenses	123,891	101,507
Deferred revenue, current portion	378,882	287,778
Operating lease liabilities, current portion	10,400	7,951
Total current liabilities	522,467	405,185
Deferred revenue, net of current portion	3,271	7,765
Operating lease liabilities, net of current portion	26,046	30,130
Other noncurrent liabilities	18,150	18,032
TOTAL LIABILITIES	569,934	461,112
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,750,000 shares authorized as of January 31, 2022 and 2021; 149,089 and 143,502 shares issued and outstanding as of January 31, 2022 and 2021, respectively	15	14
Accumulated other comprehensive loss	(7,696)	(7,528)
Additional paid-in capital	1,120,959	932,505
Accumulated deficit	(850,577)	(646,978)
TOTAL STOCKHOLDERS' EQUITY	262,701	278,013
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$832,635	$739,125
The accompanying notes are an integral part of these consolidated financial statements.

ANAPLAN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended January 31,
	2022	2021	2020
Revenue:
Subscription revenue	$536,474	$408,199	$307,890
Professional services revenue	55,702	39,556	40,132
Total revenue	592,176	447,755	348,022
Cost of revenue:
Cost of subscription revenue	99,030	69,802	51,460
Cost of professional services revenue	57,311	39,177	39,317
Total cost of revenue	156,341	108,979	90,777
Gross profit	435,835	338,776	257,245
Operating expenses:
Research and development	153,484	100,523	68,396
Sales and marketing	377,352	302,002	250,430
General and administrative	105,709	90,030	86,852
Total operating expenses	636,545	492,555	405,678
Loss from operations	(200,710)	(153,779)	(148,433)
Interest income (expense), net	(493)	167	4,478
Other income (expense), net	(6,482)	3,736	(809)
Loss before income taxes	(207,685)	(149,876)	(144,764)
Benefit from (provision for) income taxes	4,086	(4,091)	(4,453)
Net loss	(203,599)	(153,967)	(149,217)
Comprehensive loss:
Foreign currency translation adjustments	(168)	(3,202)	(1,290)
Comprehensive loss	$(203,767)	$(157,169)	$(150,507)
Net loss per share attributable to common stockholders, basic and diluted	$(1.39)	$(1.10)	$(1.15)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	146,263	139,499	129,799
The accompanying notes are an integral part of these consolidated financial statements.

ANAPLAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2019	126,246	$12	$653,738	$(3,036)	$(343,236)	$307,478
Stock-based compensation	—	—	82,355	—	—	82,355
Repayment of promissory notes, net of early exercises	—	—	11,813	—	—	11,813
Exercise of stock options, net of repurchases and early exercises	4,619	1	21,976	—	—	21,977
Vesting of restricted stock units	3,454	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	1,176	—	18,565	—	—	18,565
Net loss	—	—	—	—	(149,217)	(149,217)
Foreign currency translation adjustments	—	—	—	(1,290)	—	(1,290)
Balance at January 31, 2020	135,495	13	788,447	(4,326)	(492,453)	291,681
Cumulative adjustment upon adoption of ASC 326 (Note 1)	—	—	—	—	(558)	(558)
Stock-based compensation	—	—	107,501	—	—	107,501
Exercise of stock options, net of repurchases and early exercises	2,916	1	18,854	—	—	18,855
Vesting of restricted stock units	4,666	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	425	—	17,678	—	—	17,678
Net loss	—	—	—	—	(153,967)	(153,967)
Foreign currency translation adjustments	—	—	—	(3,202)	—	(3,202)
Other	—	—	25	—	—	25
Balance at January 31, 2021	143,502	14	932,505	(7,528)	(646,978)	278,013
Stock-based compensation	—	—	155,337	—	—	155,337
Exercise of stock options, net of repurchases and early exercises	1,377	1	13,439	—	—	13,440
Vesting of restricted stock units	3,733	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	477	—	19,678	—	—	19,678
Net loss	—	—	—	—	(203,599)	(203,599)
Foreign currency translation adjustments	—	—	—	(168)	—	(168)
Balance at January 31, 2022	149,089	$15	$1,120,959	$(7,696)	$(850,577)	$262,701
The accompanying notes are an integral part of these consolidated financial statements.

ANAPLAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended January 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(203,599)	$(153,967)	$(149,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,511	25,831	20,341
Amortization of deferred commissions	42,635	33,404	20,508
Stock-based compensation	149,545	103,626	80,046
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	10,056	10,060	10,748
Foreign currency remeasurement losses (gains)	4,912	(4,178)	(516)
Release of deferred tax valuation allowance	(7,639)	—	—
Other non-cash items	1,311	3,100	1,077
Changes in operating assets and liabilities:
Accounts receivable	(51,853)	(39,947)	(16,313)
Prepaid expenses and other current assets	(8,775)	(6,128)	(4,266)
Other noncurrent assets	(2,027)	(1,017)	(1,419)
Deferred commissions	(85,736)	(65,639)	(53,978)
Accounts payable and accrued expenses	25,120	21,163	19,550
Deferred revenue	90,671	71,751	67,478
Payments for operating lease liabilities, net	(9,635)	(9,252)	(10,435)
Other noncurrent liabilities	1,420	6,562	1,991
Net cash used in operating activities	(15,083)	(4,631)	(14,405)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,378)	(5,680)	(3,991)
Capitalized internal-use software	(13,735)	(10,063)	(11,023)
Business combinations, net of acquired cash	—	—	(33,492)
Net cash used in investing activities	(24,113)	(15,743)	(48,506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	13,422	18,834	21,859
Proceeds from repayment of promissory notes	—	—	11,526
Proceeds from employee stock purchase plan	19,678	17,678	18,565
Principal payments on finance lease obligations	(9,772)	(8,680)	(5,444)
Net cash provided by financing activities	23,328	27,832	46,506
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,751)	3,638	(564)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS,AND RESTRICTED CASH	(21,619)	11,096	(16,969)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Beginning of period	320,990	309,894	326,863
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - End of period	$299,371	$320,990	$309,894
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$494	$725	$826
Cash paid for income taxes	$1,628	$2,317	$945
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in purchases of property and equipment included in liabilities	$29	$19	$1,331
Finance leases for property and equipment	$10,552	$7,775	$7,232
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
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ended January 31, 2022.
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the determination of revenue recognition, certain assumptions in the valuation of stock awards, the determination of the period of benefit for deferred commissions, the determination of the incremental borrowing rate used for operating lease liabilities, and the allowance for credit losses. Actual results could differ from those estimates.
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is primarily their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable consolidated balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity. The Company recorded foreign currency transaction losses of $6.7 million, gains of $3.8 million and losses of $0.4 million for fiscal 2022, 2021, and 2020, respectively, in other income (expense), net on the consolidated statements of comprehensive loss.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are stated at fair value. Restricted cash represents cash held to collateralize lease obligations. The balance of restricted cash at the end of fiscal 2022 and 2021 was immaterial.

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
There were no material impairment charges recognized related to goodwill, intangible assets, or other long-lived assets during fiscal 2022, 2021, and 2020.
Leases
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
The Company markets its subscription and services in the United States and in foreign countries through its direct sales force and partners. No customer accounted for more than 10% of total revenue for fiscal 2022, 2021, and 2020, or more than 10% of total accounts receivable as of January 31, 2022 and 2021.
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
The following table summarizes the Company’s long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets:

	As of January 31,
	2022	2021
	(In thousands)
Long-lived assets
United States	$53,409	$61,111
United Kingdom	30,141	17,862
Other	10,856	6,615
Total	$94,406	$85,588
Revenue by geographical region is discussed below in the Revenue Recognition disclosures.
Accounts Receivable, net
The Company adopted Accounting Standards Codification Topic 326 (ASC 326), Financial Instruments – Credit Losses, effective February 1, 2020 using a modified retrospective approach.
Under ASC 326, accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the Company’s customers’ financial condition, the amount of any receivables in dispute, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. The allowance for credit losses was $3.2 million as of January 31, 2022 and 2021.
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
The Company determines revenue recognition through the following steps:
1.Identification of the contract, or contracts, with the customer
2.Identification of the performance obligations in the contract
3.Determination of the transaction price
4.Allocation of the transaction price to the performance obligations in the contract
5.Recognition of the revenue when, or as, a performance obligation is satisfied
Subscription Revenue
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
Disaggregation of Revenue
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud-based application:

	Year Ended January 31,
	2022		2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(In thousands, except percentage data)
Americas	$327,221	55%	$253,775	57%	$205,345	59%
EMEA	196,362	33	144,260	32	110,057	32
APAC	68,593	12	49,720	11	32,620	9
Total	$592,176	100%	$447,755	100%	$348,022	100%
The United States and the United Kingdom were the only two countries that represented more than 10% of the Company’s revenues in any period, comprised of $314.0 million and 53%, $243.7 million and 54%, and $197.6 million and 57% for the United States in fiscal 2022, 2021, and 2020, respectively, and $72.7 million and 12%, $53.3 million and 12%, and $41.5 million and 12% for the United Kingdom in fiscal 2022, 2021, and 2020, respectively.

Contract Balances
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $0.2 million and $0.3 million as of January 31, 2022 and 2021, respectively, which were included within prepaid expenses and other current assets on the consolidated balance sheets.
Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a contract. The current portion of deferred revenue balances are recognized over the following 12-month period. The amount of revenue recognized in fiscal 2022, 2021, and 2020 that was included in deferred revenue at the beginning of each period was $287.8 million, $216.1 million, and $149.6 million, respectively.
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
The following table represents a rollforward of the Company’s deferred commissions:

	As of January 31,
	2022	2021
	(In thousands)
Beginning balance	$119,202	$83,937
Additions to deferred commissions	85,736	65,639
Amortization of deferred commissions	(42,635)	(33,404)
Foreign currency translation effect of deferred commissions	(3,135)	3,030
Ending balance	$159,168	$119,202
Deferred commissions, current (to be recognized in next 12 months)	49,124	36,797
Deferred commissions, net of current portion	110,044	82,405
Total deferred commissions	$159,168	$119,202
Remaining Performance Obligations
As of January 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,092.5 million, which consists of both billed consideration in the amount of $382.2 million and unbilled consideration in the amount of $710.3 million that the Company expects to recognize as revenue. The Company expects to cumulatively recognize approximately 50% and 82% of this amount as revenue in the next 12 months and 24 months, respectively, with the remaining balance recognized thereafter.
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
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense and amounted to $13.1 million, $13.7 million, and $17.7 million for fiscal 2022, 2021, and 2020, respectively.
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
The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, restricted stock units (RSUs), performance-based restricted stock units (PSUs), and purchase rights issued under the 2018 Employee Stock Purchase Plan (ESPP), based on the estimated grant-date fair value of the award. The Company calculates the fair value of options and the purchase rights issued under ESPP using the Black-Scholes option-pricing model and the related expense is recognized using the straight-line attribution approach. The vesting period is the period the employee is required to provide service in exchange for the award.
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

Capitalized Software Development Costs
The Company capitalizes software development costs in connection with its cloud-based business modeling and planning software application, as well as certain projects for internal use, as incurred. Qualifying computer software costs that are incurred during the application development stage are capitalized. The Company capitalized $19.3 million, $13.6 million, and $13.6 million related to software costs incurred during fiscal 2022, 2021, and 2020, respectively. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the related software, which is generally two to three years, in cost of subscription revenue.
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders adjusts basic net loss per share for the potentially dilutive impact of stock options, RSUs, PSUs and stock repurchase rights. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of income taxes and reducing the cost and complexity in accounting for income taxes. The guidance is effective for interim and annual periods beginning after December 15, 2020. The adoption of the new standard had no material impact on the Company’s consolidated financial statements.
(2) Consolidated Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following:

	As of January 31,
	2022	2021
	(In thousands)
Computer and office equipment	$74,031	$58,231
Leasehold improvements	16,834	14,055
Internal-use software	50,680	41,475
Construction in progress	17,015	6,941
Property and equipment, gross	158,560	120,702
Less: accumulated depreciation	(95,441)	(69,099)
Property and equipment, net	$63,119	$51,603
Depreciation expense was $27.2 million, $24.5 million, and $19.9 million for fiscal 2022, 2021, and 2020, respectively.
The Company capitalized $19.3 million and $13.6 million in internal-use software for fiscal 2022 and 2021, respectively, of which $5.6 million and $3.5 million was stock-based compensation expense, respectively. Amortization of the capitalized internal-use software, included in total depreciation expense above was $11.1 million, $9.3 million and $6.1 million for fiscal 2022, 2021 and 2020, respectively.

Accrued Expenses
Accrued expenses consisted of the following:

	As of January 31,
	2022	2021
	(In thousands)
Vendor accruals	$14,781	$11,262
Accrued commission	21,938	12,521
Accrued bonuses	14,616	15,583
Accrued other payroll liabilities	35,841	31,238
Current portion of finance lease obligations	7,386	8,031
Accrued other	29,329	22,872
Accrued expenses	$123,891	$101,507
Preferred Stock
As of January 31, 2022 and 2021, the authorized preferred stock of the Company consisted of 25 million shares with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of January 31, 2022 and 2021.
(3) Bank Borrowing
In April 2020, the Company entered into the Third Amendment to Credit Agreement and First Amendment to Collateral Agreement with Wells Fargo as administrative agent and lender (the “Third Amendment”). Among other things, the Third Amendment further amends the Credit Agreement entered into with Wells Fargo in April 2018, as amended in September 2018 and October 2019 (the “Credit Agreement”) in order to: (1) increase the aggregate revolving credit commitment amount by $20.0 million, so that the Company may borrow up to $60.0 million under a secured revolving credit facility, subject to the terms of the Credit Agreement including the accounts receivable borrowing base, for general corporate purposes; and (2) extend the maturity date of the revolving credit facility until April 23, 2022. Also, pursuant to the Third Amendment, any loans drawn on the credit facility will incur interest at a rate equal to the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 23, 2022. As of January 31, 2022 and 2021, the Company had not drawn down any amounts under the Credit Agreement. The Company was in compliance with the financial covenants contained in the Credit Agreement as of January 31, 2022.

(4) Leases
The Company leases certain facilities under operating leases, and property and equipment under finance leases that expire from fiscal 2022 to 2028.
The components of lease expense were as follows:

	Year Ended January 31,
	2022	2021	2020
	(In thousands)
Operating lease costs	$10,056	$10,060	$10,748
Finance lease costs
Amortization of assets	$9,805	$8,510	$5,737
Interest on lease liabilities	494	725	826
Total finance lease costs	$10,299	$9,235	$6,563

Supplemental balance sheet information related to leases is as follows:

	As of January 31,
	2022	2021
	(In thousands)
Operating leases:
Operating lease ROU assets	$31,287	$33,985
Operating lease liabilities, current portion	$10,400	$7,951
Operating lease liabilities, net of current portion	26,046	30,130
Total operating lease liabilities	$36,446	$38,081
Finance leases:
Property and equipment, gross	$39,499	$29,132
Less: accumulated depreciation	(25,653)	(15,876)
Property and equipment, net	$13,846	$13,256
Accrued expenses	$7,386	$8,031
Other noncurrent liabilities	6,923	5,761
Total finance lease liabilities	$14,309	$13,792
Weighted-average lease terms and discount rates are as follows:

	As of January 31, 2022
	Operating Leases	Finance Leases
Weighted-average remaining lease terms	4.0 years	2.1 years
Weighted-average discount rates	5.2%	3.0%
	As of January 31, 2021
	Operating Leases	Finance Leases
Weighted-average remaining lease terms	4.8 years	1.8 years
Weighted-average discount rates	5.5%	4.4%
Future minimum lease payments under operating leases and finance leases as of January 31, 2022 are as follows:

	As of January 31, 2022
	Operating Leases	Finance Leases
	(In thousands)
Years ending January 31,
2023	$11,289	$7,932
2024	9,812	4,924
2025	8,256	1,964
2026	7,812	—
2027	1,493	—
Thereafter	967	—
Total lease payments	39,629	14,820
Less: amount representing interest	(2,798)	(511)
Less: leases less than 12 months	(385)	—
Total lease liabilities	$36,446	$14,309
The Company enters into commitments to lease computer and office equipment for which the timing of the lease payments is not determined until the date of acceptance. As of January 31, 2022, the amounts related to these leases were approximately $15.0 million, which are to be paid over three years after the date of commencement. Subsequent to the fiscal year ended January 31, 2022, the Company entered into commitments to lease computer and office equipment for approximately $8.5 million with the lease terms of three years.

(5) Acquisition-Related Intangible Assets
The components of identifiable intangible assets included in Other noncurrent assets are as follows:

	As of January 31, 2022			Remaining Amortization Periods
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
	(In thousands)
Developed technology	$5,200	$(2,427)	$2,773	2.7 years
Customer relationships	2,976	(1,576)	1,400	4.7 years
Total	$8,176	$(4,003)	$4,173

	As of January 31, 2021			Remaining Amortization Periods
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
	(In thousands)
Developed technology	$5,200	$(1,387)	$3,813	3.7 years
Customer relationships	2,976	(1,276)	1,700	5.7 years
Total	$8,176	$(2,663)	$5,513
Amortization expense of acquisition-related intangible assets was $1.3 million, $1.3 million and $0.5 million for fiscal 2022, 2021, and 2020, respectively.
The expected future intangible assets amortization as of January 31, 2022 is as follows:

As of January 31, 2022
(In thousands)
Years ending January 31,
2023	$1,340
2024	1,340
2025	993
2026	300
2027	200
Thereafter	—
Total future intangible assets amortization	$4,173

(6) Employee Stock Plans
As of January 31, 2022, the Company was authorized to issue 1,750,000,000 shares of common stock. Shares were reserved for future issuance as follows:

	As of January 31,
	2022	2021
	(In thousands)
Outstanding stock options	4,987	6,600
Outstanding restricted stock units and performance-based restricted stock units	8,331	8,558
Shares available for future issuances under the 2018 Stock Plan	25,469	21,564
Shares available for future issuances under the 2018 ESPP	4,675	3,717
Total	43,462	40,439

2012 Stock Plan
In March 2012, the Company adopted the 2012 Plan, under which officers, employees, and consultants may be granted various forms of equity incentive compensation at the discretion of the Board of Directors, including stock options, RSUs, and Stock Purchase Rights (SPRs). The awards have varying terms, but generally vest over four years, and are issued at the fair value of the shares of common stock on the date of grant.
In connection with the IPO, the 2012 Plan was terminated and the number of shares of common stock reserved under the 2012 Plan that were not issued or subject to outstanding awards under the 2012 Plan on the IPO date were transferred to the 2018 Plan. As of January 31, 2022, options to purchase and RSUs to convert to a total of 4.8 million shares of common stock were outstanding under the 2012 Plan pursuant to their original terms and no shares were available for future grant.
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
As of January 31, 2022, options to purchase and RSUs to convert to a total of 8.5 million shares of common stock were outstanding under the 2018 Plan. On the first day of each fiscal year of the Company during the term of the 2018 Plan, commencing on February 1, 2019 and ending on (and including) February 1, 2028, the aggregate number of common shares that may be issued under the 2018 Plan shall automatically increase by a number equal to the least of (a) 5% of the total number of common shares issued and outstanding on the last day of the preceding fiscal year, (b) 7,500,000 of common shares subject to anti-dilution adjustments or (c) a number of common shares determined by the Company’s board of directors.
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
For fiscal 2022, 0.5 million shares of common stock were purchased under the ESPP at a weighted-average price of $41.28 per share, and $10.4 million of stock-based compensation expense was recorded. During fiscal 2021, 0.4 million shares of common stock were purchased under the ESPP at a weighted-average price of $41.67 per share, and $7.8 million of stock-based compensation expense was recorded. During fiscal 2020, 1.2 million shares of common stock were purchased under the ESPP at a weighted-average price of $15.78 per share, and $5.9 million of stock-based compensation expense was recorded.
The Company accounted for the stock purchase rights under ESPP at the grant date (first day of the offering period) by valuing each purchase period separately. The Black-Scholes assumptions used to value the ESPP are as follows:

Year Ended January 31,
	2022	2021	2020
ESPP:
Risk-free interest rate	0.06% - 0.29%	0.09% - 2.05%	1.52% - 2.69%
Expected term (years)	0.50 - 1.00	0.50 - 1.00	0.50 - 1.19
Expected volatility	40.3% - 40.5%	34.9% - 64.0%	32.5% - 42.9%
Expected dividend yield	—	—	—

Share Repurchase
Shares repurchased upon termination of employment were immaterial in fiscal 2022, 2021 and 2020.
Stock Options, Restricted Stock Units and Performance-based Restricted Stock Units
Stock options can be granted with an exercise price equal to or greater than the stock’s fair value at the date of grant. Most awards have 10-year terms and vest and become exercisable at a rate of 25% on the first anniversary of the vesting commencement date and 1/48th each month thereafter. Options granted may include provisions for early exercisability.
There were no options granted in fiscal 2022.
The Black-Scholes assumptions used to value the employee options at the grant dates are as follows:

Year Ended January 31,
	2021	2020
Stock Options:
Fair value of common stock	$37.61 - $59.91	$32.75 - $58.82
Risk-free interest rate	0.36% - 1.40%	1.51% - 2.54%
Expected term (years)	5.14 - 6.08	5.07 - 6.25
Expected volatility	36.9% - 40.3%	37.5% - 38.8%
Expected dividend yield	—	—

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

A summary of stock option, RSU and PSU activities for fiscal 2022 is as follows:

		Options Outstanding				RSUs and PSUs Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except weighted average exercise price, average remaining contractual life and weighted average grant date fair value)
Balance as of January 31, 2021	21,564	6,600	$11.83	6.85	$362,149	8,558	$37.15
Shares authorized	7,175	—	—	—	—	—	—
Options exercised	—	(1,377)	9.73	—	—	—	—
Options forfeited	236	(236)	24.99	—	—	—	—
RSUs and PSUs granted	(5,604)	—	—	—	—	5,604	56.68
RSUs and PSUs vested	—	—	—	—	—	(3,733)	35.28
RSUs and PSUs forfeited	2,098	—	—	—	—	(2,098)	41.19
Balance as of January 31, 2022	25,469	4,987	$11.79	5.61	$182,453	8,331	$50.10
Exercisable as of January 31, 2022		4,418	$9.38	5.38	$172,135
Vested and expected to vest as of January 31, 2022		4,946	$11.60	5.59	$181,879	7,010

The total intrinsic value of the options exercised during fiscal 2022, 2021, and 2020 was $64.3 million, $129.5 million, and $194.1 million, respectively. The intrinsic value is calculated as the difference between the fair value of the underlying common stock at the exercise date and the exercise price of the stock option.
The weighted-average grant date fair value of options granted during fiscal 2021 and 2020 was $14.36 and $13.87, respectively.
As of January 31, 2022, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $4.8 million, which is expected to be recognized over a weighted-average period of 1.5 years.
RSUs granted under the 2012 Plan vest upon the satisfaction of both a service condition and a liquidity condition. Both the service and liquidity conditions must be met for the expense to be recognized. The liquidity condition was satisfied upon completion of our IPO. In connection with the IPO, the 2012 Plan was terminated and the number of shares of common stock reserved under the 2012 Plan that were not issued or subject to outstanding awards under the 2012 Plan on the IPO date were transferred to the 2018 Plan.
The RSUs granted after the IPO under the 2018 Plan solely vest upon the satisfaction of a service condition.
As of January 31, 2022, unrecognized stock-based compensation cost related to outstanding unvested RSUs that are expected to vest was $287.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.
During fiscal 2022, the Company granted two types of PSUs to certain senior executive officers under the 2018 Stock Plan. Both types of PSUs are subject to service-based and market-based vesting conditions. Each type of PSU contains different market-based vesting conditions and the number of shares that could be earned is either 1) based on our total stockholder return as compared to the constituents of the S&P Software & Services Select Index over 1-year, 2-year and 3-year cumulative performance periods inclusive of our fiscal 2022 through the fiscal year ended January 31, 2024, or 2) based on specific share price target of the Company’s common stock. The number of shares that could be earned will range from 0% to 200% of the target number of shares. The fair value of the PSUs grant was determined using a Monte Carlo simulation approach. The compensation cost is recognized under the accelerated attribution method.
As of January 31, 2022, unrecognized stock-based compensation cost related to outstanding unvested PSUs that are expected to vest was $14.3 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Stock-Based Compensation
The stock-based compensation expense, net of estimated forfeitures, by line item in the accompanying consolidated statements of comprehensive loss is summarized as follows:

	Year Ended January 31,
	2022	2021	2020
	(In thousands)
Cost of subscription revenue	$7,712	$3,822	$2,547
Cost of professional services revenue	4,192	2,481	2,199
Research and development	35,914	18,715	10,608
Sales and marketing	69,590	48,210	34,428
General and administrative	32,137	30,398	30,264
Total stock-based compensation expense	$149,545	$103,626	$80,046
The Company’s estimated forfeiture rate is based on accumulated historical forfeiture data.
The capitalized stock-based compensation expense relating to research and development expense was $5.6 million, $3.5 million, and $2.3 million during fiscal 2022, 2021, and 2020, respectively.
(7) Fair Value Measurements
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
Cash and cash equivalents included investments in money market funds of $196.7 million and $240.0 million at January 31, 2022 and 2021, respectively. The fair value of the money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance.
Other than the money market funds, the Company did not hold any assets or liabilities that are measured at fair value on a recurring basis as of January 31, 2022 or 2021. There were no transfers into or out of Level 1, Level 2, or Level 3 during fiscal 2022, 2021, and 2020.
(8) Commitments and Contingencies
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
The Company has not incurred any expense in defense or reimbursement of any of its customers for losses related to indemnification provisions, and no material claims against the Company are outstanding as of January 31, 2022 and 2021. The Company’s exposure under these indemnification provisions is generally capped at a fixed amount in many customer agreements and uncapped in others.
Due primarily to the lack of history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement, the Company has determined that potential costs related to indemnification are not probable or estimable and, as such, has not recorded a reserve for fiscal 2022, 2021, or 2020.
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
Other Contractual Commitments
Other contractual commitments primarily consist of data center, cloud and IT operations related to our daily business operations. Future minimum payments under our non-cancelable purchase commitments are presented in the table below:

Purchase Obligations
(In thousands)
Years ending January 31,
2023	$57,311
2024	56,617
2025	45,115
2026	33,433
2027	16,200
Thereafter	—
Total future minimum payments	$208,676

(9) Income Taxes
The components of the loss before income taxes were as follows:

	Year Ended January 31,
	2022	2021	2020
	(In thousands)
Domestic	$(209,143)	$(157,373)	$(115,107)
Foreign	1,458	7,497	(29,657)
Total	$(207,685)	$(149,876)	$(144,764)
The Benefit from (provision for) income taxes was as follows:

	Year Ended January 31,
	2022	2021	2020
	(In thousands)
Current:
Federal	$(42)	$(1,311)	$—
State	(43)	(90)	(76)
Foreign	(2,667)	(288)	(1,741)
Total current income tax expense	$(2,752)	(1,689)	(1,817)
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	6,838	(2,402)	(2,636)
Total deferred income tax expense	6,838	(2,402)	(2,636)
Total benefit from (provision for) income tax	$4,086	$(4,091)	$(4,453)
A reconciliation of the U.S. federal statutory tax rate to the Company’s benefit from (provision for) income taxes was as follows:

	Year Ended January 31,
	2022	2021	2020
	(In thousands)
U.S. federal taxes at statutory tax rate	$43,614	$31,474	$30,400
State taxes, net of federal benefit	6,618	10,479	9,427
Stock-based compensation	15,825	40,853	40,628
Change in valuation allowance	(71,243)	(84,772)	(98,343)
Foreign income taxed at various rates	13,292	6,623	5,986
Impact of provision to tax return adjustment	290	(3,640)	9,382
Other	(4,310)	(5,108)	(1,933)
Total	$4,086	$(4,091)	$(4,453)

Significant components of net deferred tax assets are as follows:

	As of January 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Net operating losses	$370,863	$282,400
Stock-based compensation	13,589	13,984
Accruals and reserves	5,568	5,992
Depreciation and amortization	2,068	2,295
Lease liabilities	7,963	9,524
Deferred research and development costs	1,746	1,321
Gross deferred tax assets	401,797	315,516
Valuation allowance	(351,246)	(280,412)
Deferred tax liabilities:
Depreciation and amortization	(4,178)	(4,247)
Accruals and reserves	(6,587)	(2,583)
ROU assets	(5,812)	(7,291)
Deferred commissions	(31,589)	(27,098)
Gross deferred tax liabilities	(48,166)	(41,219)
Total net deferred tax liabilities	$2,385	$(6,115)
During fiscal 2022, the Company released a valuation allowance related to its Israel deferred tax assets on the basis of management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized. Management’s conclusion was based on a detailed evaluation of all available positive and negative evidence and the weight of such evidence, including an expectation of continued earnings. The valuation allowance release resulted in a tax benefit of $7.6 million during fiscal 2022. The Company continues to maintain a full valuation allowance on its federal, state and U.K. deferred tax assets due to management’s conclusion that it is not more likely than not that those deferred tax assets will be realized; accordingly, the valuation allowance increased $70.8 million for fiscal 2022 and increased $90.7 million for fiscal 2021.
As of January 31, 2022, the Company has net operating loss carryforwards for federal income tax purposes of $1,223.8 million available to reduce future income subject to income taxes. The federal net operating loss carryforwards will begin to expire, if not utilized, in fiscal 2029. In addition, the Company has $246.0 million and $419.9 million of net operating loss carryforwards available to reduce future taxable income subject to California state income taxes and all other applicable state jurisdictions, respectively. The California net operating loss carryforwards will begin to expire, if not utilized, in fiscal 2031 through fiscal 2041. The other states’ net operating loss carryforwards will begin to expire at various dates beginning in fiscal 2025 through fiscal 2040, if not utilized. The U.K. net operating loss carryforwards of $260.5 million do not expire.
The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Code and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company completed an analysis under Code Sections 382 and 383 through January 31, 2020 and concluded that the limitation on its ability to utilize its net operating loss carryforwards will not be material. If there were material ownership changes subsequent to the study, such changes could limit the Company’s ability to utilize its net operating loss carryforwards.

Changes in our unrecognized tax benefits are summarized as follows:

	As of January 31,
	2022	2021
	(In thousands)
Beginning balance	$6,261	$6,530
Additions for current year items	—	1,250
Lapse of statute of limitations	(1,546)	(1,519)
Ending balance	$4,715	$6,261

Prior to year end, the statute of limitations expired in Israel related to $1.5 million of the unrecognized tax benefits, and accordingly, this amount was removed from the balance of gross unrecognized tax benefits. The Company believes that is reasonably possible that approximately $1.1 million in unrecognized tax benefits may be recognized by the end of January 31, 2023 as a result of a lapse of the statute of limitations.
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
(10) Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended January 31,
	2022	2021	2020
	(In thousands, except per share data)
Numerator:
Net loss	$(203,599)	$(153,967)	$(149,217)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	146,263	139,499	129,799
Net loss per share attributable to common stockholders, basic and diluted	$(1.39)	$(1.10)	$(1.15)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of January 31,
	2022	2021	2020
	(In thousands)
Stock options	4,987	6,600	10,198
Stock repurchase rights	—	—	5
RSUs and PSUs	8,331	8,558	10,260
Unvested shares subject to repurchase	—	—	6
Total	13,318	15,158	20,469

(11) Employee Benefit Plans
On January 1, 2013, the Company initiated a savings and retirement plan for employees. The Company’s employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. The plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax-deferred salary deductions and alternative investment options. Employees may contribute up to 90% of their salary up to the statutory prescribed annual limit. The Company also has a defined-contribution retirement plan or participates in government programs that covers substantially all employees in Australia, Austria, Belgium, Canada, France, Germany, India, Israel, Japan, Malaysia, the Netherlands, the Philippines, Singapore, Sweden, Switzerland and the United Kingdom. The Company matches employees’ contributions to the U.S. 401(k) plan, subject to certain limitations. The Company also matches at varying percentages of income, voluntarily or within a statutory scheme, for employees in the countries listed above.
(12) Subsequent Event
Proposed Merger
On March 20, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alpine Parent, LLC, a Delaware limited liability company (“Parent”) and Alpine Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for, subject to the terms and conditions set forth in the Merger Agreement, the Company’s acquisition by affiliates of funds advised by private equity investment firm Thoma Bravo, L.P. (“Thoma Bravo”), in an all-cash transaction valued at approximately $10.7 billion (the “Transaction” or the “Merger”).
If the Transaction is completed, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will, at the Effective Time, automatically be converted into the right to receive $66.00 in cash, without interest, net of applicable withholding taxes.
The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, the absence of governmental orders resulting, directly or indirectly, in enjoining or otherwise prohibiting or making illegal the consummation of the Merger, the affirmative vote of the holders of a majority of the voting power of the outstanding shares of the Company’s common stock entitled to vote on the adoption of the Merger Agreement, and expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Transaction is expected to close in the first half of the calendar year 2022. Upon consummation of the Merger, the Company will cease to be a publicly traded company.
The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under specified circumstances, including, without limitation, in connection with the Company entering into an agreement for a Superior Proposal, or due to the change or withdrawal of the Company Board’s recommendation in favor of the Merger, the Company will be required to pay Parent a termination fee of approximately $293.1 million. Upon termination of the Merger Agreement under other specified circumstances, including, without limitation, Parent breaching its representations, warranties or covenants in a manner that would cause the related closing conditions to not be met as well as Parent’s failure to consummate the Merger after the applicable closing conditions are met, Parent will be required to pay the Company a termination fee of approximately $586.2 million. In addition to the foregoing termination rights, and subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by September 20, 2022.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.
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
Our management, under the supervision of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2022, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of January 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
On October 1, 2021 Vivie Lee resigned as Chief Strategy Officer of the Company.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2022 and is incorporated herein by reference.
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
We have filed the following documents as a part of this Annual Report on Form 10-K:
(a) Financial Statements
(b) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is included in the Financial Statements or in the notes thereto.

(c) Exhibits
The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of March 20, 2022, by and among Parent, Merger Sub and the Registrant.	8-K	001-38698	2.1	March 20, 2022
3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-K	001-38698	3.1	March 29, 2019
3.2	Amended and Restated Bylaws of Registrant.	10-K	001-38698	3.2	March 29, 2019
4.1	Amended and Restated Investors’ Rights Agreement, dated November 21, 2017, by and among the Registrant and the parties thereto.	S-1	333-227355	4.1	September 14, 2018
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934	10-K	001-38698	4.2	March 12, 2021
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-227355	10.1	October 1, 2018
10.2#	2012 Stock Plan and forms of agreements thereunder.	S-1	333-227355	10.2	September 14, 2018
10.3#	The Registrant’s 2018 Equity Incentive Plan, including form agreements.	S-8	333-227798	99.2	October 12, 2018
10.4#	Form of Notice of Performance Stock Unit Award and Performance Stock Unit Agreement under 2018 Equity Incentive Plan	10-Q	001-38698	10.1	December 2, 2021
10.5#	The Registrant’s 2018 Employee Stock Purchase Plan.	S-1/A	333-227355	10.7	October 1, 2018
10.6#	Severance and Change in Control Agreement, dated as of September 28, 2018, by and between the Registrant and Frank Calderoni.	S-1/A	333-227355	10.4	October 1, 2018
10.7#	Confirmatory Employment Letter, dated September 28, 2018, between the Registrant and Frank Calderoni.	S-1/A	333-227355	10.8	October 1, 2018
10.8#	Employment Agreement, dated January 29, 2019, and Severance and Change in Control Agreement, between the Registrant and Ana Pinczuk.	10-K	001-38698	10.9	March 30, 2020
10.9#	Offer Letter between Registrant and Vikas Mehta, dated as of June 13, 2021.	10-Q	001-38698	10.1	September 2, 2021
10.10#	Change in Control and Severance Agreement, by and between the Registrant and Vikas Mehta, dated as of June 11, 2021	10-Q	001-38698	10.2	September 2, 2021
10.11#	Employment Agreement, dated September 9, 2018, between the Registrant and David H. Morton, Jr.	S-1	333-227355	10.15	September 14, 2018
10.12#	Severance and Change in Control Agreement, dated as of September 9, 2018, by and between the Registrant and David H. Morton, Jr.	S-1	333-227355	10.16	September 14, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date	Filed/ Furnished Herewith
10.13#	Separation Agreement, by and between Registrant and David H. Morton, dated as of July 9, 2021	10-Q	001-38698	10.3	S	September 2, 2021
10.14#	Employment Agreement, dated September 24, 2018, and Severance and Change in Control Agreement, between the Registrant and Vivie Lee.	10-K	001-38698	10.10		March 30, 2020
10.11#	Form of Stock Option Grant Agreement under Anaplan, Inc.’s 2018 Equity Incentive Plan	10-Q	001-38698	10.10		December 10, 2018
10.12#	Compensation Program for Non-Employee Directors.	10-Q	001-38698	10.4		September 2, 2021
10.13	Credit Agreement between the Registrant and Wells Fargo, National Association.	S-1/A	333-227355	10.13		October 1, 2018
10.14	Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, N.A.	10-Q	001-38698	10.1		December 9, 2019
10.15	Third Amendment to Credit Agreement and First Amendment to Collateral Agreement, dated as of April 23, 2020, by and among the Registrant, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto.	8-K	001-38698	10.1		April 29, 2020
10.16	Sublease, dated November 9, 2017, by and among the Registrant and athenahealth, Inc.	S-1/A	333-227355	10.14		October 1, 2018
10.17#	Anaplan, Inc. Cash Incentive Plan Agreement	10-Q	001-38698	10.11		December 10, 2018
21.1	List of Subsidiaries of Registrant.	S-1	333-227355	21.1		September 14, 2018
23.1	Consent of Independent Registered Public Accounting Firm.						X
24.1	Power of Attorney (contained in the signature page to this report).						X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Annual Report on Form 10-K for the year ended January 31, 2022, has been formatted in Inline XBRL and contained in Exhibit 101.					X
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

ANAPLAN, INC.

	By:	/s/ Frank Calderoni
Date: March 23, 2022		Frank Calderoni Chairman & Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Frank Calderoni and Vikas Mehta and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, or the Annual Report, including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Calderoni	Chairman and Chief Executive Officer and Director	March 23, 2022
Frank Calderoni	(Principal Executive Officer)

/s/ Vikas Mehta	Chief Financial Officer
Vikas Mehta	(Principal Financial Officer and Principal Accounting Officer)	March 23, 2022

/s/ Robert E. Beauchamp
Robert E. Beauchamp	Director	March 23, 2022

/s/ Susan L. Bostrom
Susan L. Bostrom	Director	March 23, 2022

/s/ David F. Conte
David F. Conte	Director	March 23, 2022

/s/ Allan Leinwand
Allan Leinwand	Director	March 23, 2022

/s/ Brooke E. Major-Reid
Brooke E. Major Reid	Director	March 23, 2022

/s/ Sandesh Patnam
Sandesh Patnam	Director	March 23, 2022

/s/ Suresh Vasudevan
Suresh Vasudevan	Director	March 23, 2022

/s/ Yvonne Wassenaar
Yvonne Wassenaar	Director	March 23, 2022