Form 10-K/A
period 2022-01-31
Anaplan, Inc.
filed 2022-05-27
CIK 1540755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-K/A

(Amendment No. 1)
_____________________
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
As of May 20, 2022, the number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding was 150.5 million.

Auditor Name: KPMG LLP            Auditor Firm ID: 185         Auditor Location: San Francisco, California

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Anaplan, Inc. (the “Company,” “we,” “our,” “us,” or “Anaplan”) for the fiscal year ended January 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2022 (the “Original Filing”). We are filing this Amendment pursuant to General Instruction G(2) and G(3) of Form 10-K to include the information required by Part II, Item 5 and Part III of Form 10-K that was intentionally omitted from Part II and Part III of the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of our fiscal year ended January 31, 2022.
In addition, in connection with the filing of this Amendment we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Item 15 of Part IV of the Original Filing has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
As previously disclosed in our Current Report on Form 8-K, filed with the SEC on March 20, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alpine Parent LLC, a Delaware limited liability company (“Parent”), and Alpine Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol “PLAN”.
Dividends
We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to support operations and to finance the growth and development of our business and do not intend to declare or pay any cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends on our common stock will be made at the discretion of our Board of Directors (“Board”), subject to applicable laws, and will depend upon our results of operations, financial condition, contractual restrictions, general business conditions, capital requirements and other factors that our Board considers relevant.
Holders of Record
As of March 16, 2022, there were 95 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks or other nominees.
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference herein to Part III, Item 12 of this Amendment.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table sets for the names, ages and positions of Anaplan’s directors and executive officers as of May 27, 2022:

Name	Position	Age
Frank Calderoni	Chairman and CEO	64
Vikas Mehta	Chief Financial Officer	44
Ana Pinczuk	Chief Development Officer	59
William Schuh	Chief Revenue Officer	46
Robert E. Beauchamp	Lead Independent Director	62
Susan L. Bostrom	Director	61
David Conte	Director	56
Allan Leinwand	Director	55
Brooke Major-Reid	Director	48
Sandesh Patnam	Director	48
Suresh Vasudevan	Director	52
Yvonne Wassenaar	Director	53
Executive Officers

FRANK CALDERONI
Chairman and CEO
Mr. Calderoni has served as our President and Chief Executive Officer, as a member of our Board since January 2017, as the Chairman of our Board since November 2018, and he also served as our Interim Chief Financial Officer from July 2018 to September 2018.
From June 2015 to December 2016, Mr. Calderoni served as Executive Vice President, Operations, and Chief Financial Officer of Red Hat, Inc., an open-source enterprise software provider. From May 2004 to January 2015, Mr. Calderoni served in various positions, most recently as Chief Financial Officer, of Cisco Systems, Inc., a networking and storage vendor. From February 2002 to May 2004, Mr. Calderoni served as Senior Vice President and Chief Financial Officer of QLogic, Inc., a provider of network infrastructure products. From February 2000 to February 2002, Mr. Calderoni served as Senior Vice President and Chief Financial Officer of SanDisk Corporation. Prior to that, he was employed for 21 years by IBM Corporation, where he held a number of executive positions.
Mr. Calderoni currently serves on the board of directors of Adobe, Inc., and previously served on the boards of directors of Palo Alto Networks, Inc. and Nimble Storage, Inc.
Mr. Calderoni holds a B.S. in Accounting and Business Administration, with a major in Finance from Fordham University and an M.B.A. from Pace University.
Expertise: Mr. Calderoni brings significant expertise to our Board in financial matters, business development, and operations, along with senior leadership experience, global experience and knowledge of strategy and competition. As Chief Executive Officer, Mr. Calderoni has direct responsibility for setting the Company’s vision and strategy. With a background in serving as the chief financial officer of several large multinational corporations and with his public company board experience with service on audit committees, Mr. Calderoni also brings additional expertise in financial and operational issues facing companies.

VIKAS MEHTA
Chief Financial Officer
Vikas Mehta has served as our Chief Financial Officer since July 2021. He has extensive experience building digital business and driving digital transformation in technology and retail organizations. Mr. Mehta has nearly 20 years of experience across finance and strategic leadership roles.
Prior to joining Anaplan, Mr. Mehta served as Chief Financial Officer, Nike Direct at Nike, Inc., a global sporting goods company, from May 2020 to July 2021. He also served as Vice President of Finance at Walmart, a global retail company, from January 2019 to May 2020. Prior to joining Walmart, Mr. Mehta served in various roles at Microsoft Corporation, a computer software company, from October 2008 to December 2018, including Finance Director, Investor Relations.
Mr. Mehta holds an MBA from the University of Washington and a CMA from the Chartered Institute of Management Accounts.

ANA PINCZUK
Chief Development Officer
Ana Pinczuk has served as our Chief Development Officer since August 2019 and served as our Chief Transformation Officer between February 2019 and August 2019. Mrs. Pinczuk is focused on scaling our core capabilities and overseeing our product and engineering teams.
Before joining Anaplan, Mrs. Pinczuk served as President and General Manager for HPE Pointnext – HPE’s services business, from February 2017 to August 2018. She was also Chief Product Officer at Veritas Technologies LLC, an information management company, from January 2015 to November 2016. Mrs. Pinczuk spent 15 years at Cisco Systems, Inc., a computer networking company, where she held various roles including SVP, Global Services Sales, Services COO and VP, Global Services Support.
Mrs. Pinczuk currently serves on the board of directors of Aptiv PLC since November 2016, on the board of Five9, Inc. since June 2021, and on the board of SentinelOne, Inc., since May 2022. Previously, Mrs. Pinczuk also served on the board of KLA Corporation from June 2018 through July 2019.
She holds a Bachelor of Science and Master of Engineering degrees in Mechanical Engineering from Cornell University, a Master of Technology Management degree from the University of Pennsylvania Wharton School, and a Master of Science Degree in Software Management from Carnegie Mellon University.

WILLIAM SCHUH
Chief Revenue Officer
William Schuh has served as our Chief Revenue Officer since December 2020 and leads the company’s go-to-market organization. Bill is a seasoned enterprise software leader with a passion for delighting customers, driving growth and building high-performing partnerships and teams.
Prior to joining Anaplan, Mr. Schuh was EVP Global Industry Sales at Medallia, Inc., a SaaS company, that delivers the leading platform for understanding and managing customer experience and engagement, from January 2017 through December 2020. Prior to Medallia, he was Chief Sales Officer at Sunrun Inc., a renewable energy company, from August 2010 through October 2016. Mr. Schuh began his career as an analyst at Hambrecht & Quist, a technology investment bank.
Mr. Schuh holds a Bachelor of Arts degree in History from Princeton University.

Non-Employee Directors

ROBERT E. BEAUCHAMP
Lead Independent Director
Director since: July 2018
Committees: Nominating and Corporate Governance (Chair); Compensation
Mr. Beauchamp served as the President and Chief Executive Officer of BMC Software, Inc., a leading provider of enterprise IT management solutions, from 2001 through December 2016, and also served as interim Chief Executive Officer from April 2019 through October 2019. At BMC Software, prior to becoming Chief Executive Officer, he served in a variety of leadership roles in sales, marketing, corporate development, and product management and development.
Mr. Beauchamp has served as a director to various public, private and non-profit companies. Previously, Mr. Beauchamp served as a director of: BMC Software, Inc., from April 2019 to May 2022 and from 2001 through October 2018, including as chairman since October 2019 and from 2008 through 2018; Raytheon, Inc., an aerospace and defense company, from July 2015 through April 2020; and TransUnion, a credit and information management company, from June 2018 through April 2019.
Mr. Beauchamp holds a B.B.A. in Finance from the University of Texas at Austin and an M.S. in Management from Houston Baptist University.
Expertise: Mr. Beauchamp brings financial, international, sales, marketing, business development, technological, operational and chief executive officer expertise to our Board through his service as a senior level executive with a large multi-national corporation. In addition, his cross-board experience on multiple public and private company boards combined with his senior-executive level experience provides valuable governance and strategic experience to our Board.

SUSAN L. BOSTROM
Director since: September 2017
Committees: Compensation (Chair)
Earlier in her career, Ms. Bostrom served as Executive Vice President, Chief Marketing Officer, Worldwide Government Affairs of Cisco Systems, Inc., a networking equipment provider, from January 2006 to January 2011. Prior to that, from 1997 to January 2006, Ms. Bostrom served in a number of positions at Cisco, including Senior Vice President, Global Government Affairs and the Internet Business Solutions Group and Vice President of Applications and Services Marketing.
In addition to serving on our Board, Ms. Bostrom serves as an independent director to various public, private, and non-profit companies, including the following public companies: ServiceNow, Inc., an enterprise IT cloud company, since July 2014; GitLab Inc., and IT services and consulting company, since April 2019; Samara, Inc., a software development company, since March 2021 ; and Nutanix, Inc., a private cloud and virtualization company, since October 2017. In the past five years, Ms. Bostrom has also served on the board of Cadence Design Systems, Inc., a leader in electronic design, from February 2011 through May 2021, Varian Medical Systems, Inc., a manufacturer of medical devices and software, from February 2005 through February 2019, and Rocket Fuel Inc. from February 2013 through September 2017, and on the boards of a number of non-profit and private companies.
Ms. Bostrom holds a B.S. in Business Administration from the University of Illinois at Urbana-Champaign and an M.B.A. from Stanford Graduate School of Business.
Expertise: Ms. Bostrom brings sales and marketing, financial, business development, government relations and technological expertise to our Board from her career as a senior executive of technology companies, and expertise from her service on public and private company boards. Ms. Bostrom’s experience in the software industry and her service as a director of various public and private companies provides our Board with cross-board perspective and expertise.

DAVID CONTE
Director since: February 2016
Committees: Audit (Chair); Nominating and Corporate Governance
Since October 2019, Mr. Conte has served as Chief Financial Officer of Databricks, Inc., a cloud-based data engineering and data science company.
Prior to joining Databricks, he served as Senior Vice President and Chief Financial Officer of Splunk Inc., a data analytics company, from July 2011 to May 2019.
Previously, Mr. Conte served as the Chief Financial Officer at IronKey, Inc., an internet security and privacy company, from June 2009 to July 2011 and Chief Financial Officer of Opsware, Inc., a software company, from July 2006 until September 2007 when Opsware was acquired by Hewlett-Packard Company. Mr. Conte began his career at Ernst & Young LLP.
Mr. Conte holds a B.A. in Business Economics from the University of California, Santa Barbara.
Expertise: As chief financial officer with substantial financial experience at several technology companies, Mr. Conte brings to our Board significant financial, audit, technological, international, sales, marketing, business development and operations expertise. His senior leadership experience provides valuable guidance to our Board.

ALLAN LEINWAND
Director since: February 2020
Committees: Nominating and Corporate Governance
Since October 2021 Mr. Leinwand has served as Chief Technology Officer at Shopify Inc, a global commerce company.
Prior to Shopify, Mr. Leinwand was Senior Vice President of Engineering at Slack Technologies, Inc., a channel-based messaging platform company, from December 2018 through October 2021. Before joining Slack, Mr. Leinwand was Chief Technology Officer at ServiceNow, Inc., an enterprise software company, from August 2012 through December 2018. Previously, he has also served as the Chief Technology Officer of Infrastructure at Zynga Inc., as a venture partner at Panorama Capital, and as an operating partner at JPMorgan Partners. He also founded Vyatta, Inc., an open-source networking company acquired by Brocade Communications Systems.
Mr. Leinwand has served as a director of Compass, Inc. since May 2022. Mr. Leinwand previously served on the board of directors of Marin Software, Inc., from October 2013 to June 2018.
He holds a B.S. in Computer Science from the University of Colorado at Boulder.
Expertise: Mr. Leinwand brings to our Board deep engineering and technical experience, a deep knowledge of technological infrastructure, meaningful experience in scaling SaaS organizations and managing demanding cloud technology platforms in a global operating environment. He also brings subject matter expertise in cloud computing, data security issues, platform-as-a-service (PaaS), infrastructure-as-a-service (IaaS), and internet architectures.

BROOKE MAJOR-REID
Director Since: November 2020
Ms. Major-Reid has served as Chief Capital Officer at Affirm, Inc. since May 2021. Prior to Affirm, Inc., Ms. Major-Reid was the Corporate Treasurer of Macy’s, Inc., an omnichannel retailer, from April 2019 through April 2021.
Before joining Macy’s in 2019, Ms. Major-Reid was the SVP, Head of Strategy, at Cross River, a FinTech Bank, from 2017 to 2019. She founded BEAMR Group Inc. in 2015, providing strategic and financial advice to startup companies, with a focus on woman- and minority-founded enterprises. She also led short-term credit products businesses, among other senior roles, at Morgan Stanley. Ms. Major-Reid also serves as a board member for Uncommon Schools, a nonprofit charter school management organization.
Ms. Major-Reid holds an MBA from Harvard Business School and a BBA in International Business with a concentration in Finance from Howard University.
Expertise: Ms. Major-Reid brings to our Board exceptional leadership skills and a proven track record of optimizing client relationships and identifying untapped business opportunities in under-penetrated and high-potential market segments. Ms. Major-Reid is a seasoned, entrepreneurial finance and strategy executive with over 15 years of experience in structured finance origination, short-term credit product marketing, analytics, institutional capital raising, and business development.

SANDESH PATNAM
Director since: December 2015
Committees: Audit Committee
Since February 2021 and from March 2014 to October 2019, Mr. Patnam served as Managing Partner and Portfolio Manager at Premji Invest, a crossover growth equity firm. He was previously a partner at DFJ Growth, a venture capital firm, from November 2019 to February 2021, and has served part time as a venture partner since February 2021.
Mr. Patnam also worked at J. & W. Seligman & Co. as a Senior Equity Analyst and Investment Officer from August 2010 to March 2014. He has previously served as General Partner of Bay Partners, LLC, a venture capital firm. In addition, Mr. Patnam serves and has served as a member of the board of directors of a number of private companies.
Mr. Patnam holds a B.S. in Electrical Engineering from the University of Rochester and an M.B.A. from the Wharton School of the University of Pennsylvania.
Expertise: As a partner of an equity investment firm, Mr. Patnam advises several technology companies and brings to our Board significant business development, technological, sales and marketing and research and development expertise. Mr. Patnam’s board service with other private technology companies also provides cross-board experience to our Board.

SURESH VASUDEVAN
Director since: April 2019
Committees: Compensation Committee
Since April 2018, Mr. Vasudevan has served as the President and Chief Executive Officer and Director of Sysdig, Inc., a private cloud security company. Prior to joining Sysdig, Mr. Vasudevan was the President and Chief Executive Officer of Nimble Storage, Inc., an information technology company, from March 2011 until its acquisition by Hewlett Packard Enterprise in May 2017. Prior to Nimble Storage, he was the Chief Executive Officer of Omneon, Inc. from 2009 to 2011 and previously served at NetApp, Inc. from 1999 to 2008, where he was a member of the executive team as Senior Vice President, overseeing all product operations. Mr. Vasudevan also served at the management consulting firm McKinsey & Co. as a Senior Engagement Manager from 1993 to 1998.
Mr. Vasudevan serves and has served as a member of the board of directors of a number of private companies and also served on the board of directors of Nimble Storage, Inc. from September 2009 through May 2017, including as chairman of the board from September 2013 until May 2017.
Mr. Vasudevan holds a B.E. degree in Electrical Engineering, with honors, from the Birla Institute of Technology and Science (BITS) in Pilani, India and an M.B.A. from the Indian Institute of Management (IIM) in Calcutta, India.
Expertise: Mr. Vasudevan brings extensive business experience in the software industry including corporate business development and strategic transactions, deep technological expertise in scaling technology companies, product development experience and service as a senior executive and director of various public and private companies.

YVONNE WASSENAAR
Director since: November 2019
Committees: Audit Committee
Since January 2019, Ms. Wassenaar has served as the Chief Executive Officer and Director of Puppet, Inc., a private infrastructure-as-code company. Prior to joining Puppet, Ms. Wassenaar served as Chief Executive Officer of Airware, a pioneer in the commercial drone market, from May 2017 to September 2018. Prior to Airware, Ms. Wassenaar served as Chief Information Officer and Senior Vice President of Operations at New Relic, Inc., a cloud-based observability platform company, from August 2014 to May 2017. She has also served in a variety of executive roles at VMware, Inc. and was previously a Partner at Accenture plc where she advised tech clients including Apple Inc., eBay, NetApp, Inc., VMware, HP Inc. and others.
Ms. Wassenaar has been a director of Forrester Research, Inc., since June 2017. Yvonne serves on the boards of private and non-profit institutions including Puppet, Rubrik and Harvey Mudd College. Previously Yvonne served on the board of directors at Mulesoft, Inc. from December 2017 until it was acquired in May 2018.
Ms. Wassenaar has a B.A. in Economics with a specialization in computing and an M.B.A. focused on strategy and operations from the University of California, Los Angeles.
Expertise: Ms. Wassenaar brings extensive experience in the technology industry with a focus on leading organizations through digital transformation and global expansion, including advising companies during times of rapid growth, and on navigating newly public companies through the post-private transition. She also has significant experience helping companies scale their go-to market capabilities directly and through global system integrators. She also brings financial, international, sales, marketing, business development, technological, and chief executive officer expertise to our Board.

Family Relationships
There are no familial relationships between any of our directors or executive officers.
Legal Proceedings
None of our directors or executive officers are party to any legal proceedings adverse to us.

Corporate Governance Guidelines
Our Corporate Governance Guidelines, together with the Board committee charters, provide the framework for the corporate governance of the Company. Our Corporate Governance Guidelines, as well as the charters of each of our Board committees, are each reviewed on an annual basis and updated as appropriate, and are available on our website at www.anaplan.com, under “Company - Investor Center - Governance.”
Role of the Board
The Board directs and oversees the management of the business and affairs of the Company. In this oversight role, the Board serves as the ultimate decision-making body of the Company, except for those matters reserved to the stockholders.
The Board and its committees have the primary responsibilities for:
•Setting the Company’s strategic direction and reviewing, monitoring and approving the annual operating plan and major corporate actions;
•Advising and counseling the Company’s management;
•Evaluating the performance of our CEO;
•Reviewing and approving CEO and senior management succession planning;
•Monitoring and evaluating the performance of the Company;
•Overseeing the Company’s ethics programs and legal compliance, including the Company’s Code of Conduct and Ethics; and
•Overseeing the Company’s enterprise risk management processes and programs.
Board Risk Oversight
The Board oversees the processes the Company has established to monitor systems for and report on material risks applicable to the Company. The Board and its committees focus on the Company’s general risk management strategy and the most significant risks facing the Company and ensure that appropriate risk mitigation strategies are implemented by management. The full Board monitors and assesses strategic risks and succession planning, and the committees oversee other categories of risk. For example, our Audit Committee oversees the management of risks associated with our financial reporting, accounting, and auditing matters; our Compensation Committee oversees the management of risks associated with our compensation policies and programs; and our Nominating and Corporate Governance Committee oversees the management of risks associated with director independence, conflicts of interest, composition and organization of our Board, and director succession planning.
In Fiscal 2021, we adopted stock ownership guidelines that require all of our non-employee directors to own a specific amount of our common stock to better align their interests with the interests of our stockholders. See Part III, Item 11, “Compensation Discussion and Analysis - Other Company Policies and Compensation Considerations” for additional information about our stock ownership guidelines.
Board Leadership Structure
Pursuant to our Corporate Governance Guidelines, our Board may separate or combine the roles of the chair of the Board (“Chair”) and chief executive officer (“CEO”) when and if it deems it advisable and in our best interests and in the best interests of our stockholders to do so. In November 2018, the Board combined the roles of CEO and Chair of the Board and appointed Mr. Calderoni as the Chair of the Board (“Chairman”). The Board believes that having Mr. Calderoni serve in the combined role of Chairman and CEO is the most effective structure for the Company at this time. Accordingly, it is the Board’s perspective that a combined Chair of the Board and CEO position enhances the Board’s effectiveness at this stage in the Company’s growth.
In November 2018, the independent directors elected Mr. Robert E. Beauchamp as the lead independent director (“Lead Independent Director”) of the Board for effective corporate governance and to provide independent leadership and an organizational structure for the independent directors. The Lead Independent Director is empowered with significant authority and specific duties, including: calling meetings of the independent directors (as needed); presiding over executive sessions of the independent directors; facilitating the CEO evaluation process at the request of the Compensation Committee of the Board; serving as liaison between, and facilitating communication with, the Chair of the Board and the independent directors; approving meeting schedules and agendas for the Board; and coordinating the activities of the other non-employee directors.
The Board believes that the Company’s current leadership structure along with its corporate governance principles, the quality, stature and substantive business knowledge of the members of the Board, as well as the Board’s culture of open communication with the CEO and senior management are conducive to Board effectiveness.
Board Composition
Other than our CEO, our Board consists of independent, non-employee directors. In addition, our Corporate Governance Guidelines require that all members of the standing committees of the Board must be independent directors. The Board has three standing committees: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The Board has determined that each member of each of these committees is “independent” as defined in the NYSE listing standards and that each member of the Compensation Committee and Audit Committee meet applicable NYSE and SEC independence standards for such committees. Committee memberships and chairs are expected to be rotated periodically and an independence analysis is conducted annually.
Our Board is comprised of nine directors who are divided into three staggered classes of directors. One class is elected each year at the annual meeting of stockholders for a term of three years. If the Merger is not completed, the term of the Class I directors will expire at the 2022 annual meeting of stockholders, the term of the Class II directors will expire at the 2023 annual meeting of stockholders and the term of the Class III directors will expire at the 2024 annual meeting of stockholders.

Director	Board of Directors	Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee	Financial Expert	Class	Age
Frank Calderoni	Chairman & CEO					I	64
Robert E. Beauchamp	LID					I	62
Susan L. Bostrom	Independent Director					II	61
David Conte	Independent Director					III	56
Allan Leinwand	Independent Director					I	55
Brooke Major-Reid	Independent Director					II	48
Sandesh Patnam	Independent Director					II	48
Suresh Vasudevan	Independent Director					III	52
Yvonne Wassenaar	Independent Director					III	53

LID	: Lead Independent Director	: Chair	: Member	: Financial Expert
Executive Sessions
The Company’s independent directors meet privately in regularly scheduled executive sessions of the Board and committees, without management present, to consider such matters as the independent directors deem appropriate. These executive sessions are typically held at each Board and committee meeting. Our non-employee directors held at least four executive sessions without management present during our fiscal year ended January 31, 2022 (“Fiscal 2022”).

Board, Committee and Annual Meeting Attendance
The Board and its committees held the following number of meetings during Fiscal 2022:

Board and Committee Meetings
Board	10
Audit Committee	8
Compensation Committee	9
Nominating and Corporate Governance Committee	4
Each director attended 75% or more of the total number of meetings of the Board and the committees on which they served during Fiscal 2022, and all of our directors attended our 2021 annual meeting of stockholders.
Committees of the Board

AUDIT COMMITTEE OF THE BOARD
MEMBERS	KEY FUNCTIONS
David Conte - Chair Sandesh Patnam Yvonne Wassenaar
The Audit Committee of our Board oversees:
•the integrity of our financial statements;
•our compliance with legal and regulatory requirements;
•the qualifications, independence, and performance of the independent registered public accounting firm;
•the design, implementation and performance of our internal audit function;
•risk assessment and risk management, including review of our cybersecurity and other information technology risks, controls and mitigation measures;
•the adequacy and effectiveness of our internal controls and our disclosure controls and procedures;
•the annual audit plan and scope of audit activities, scope and timing of the annual audit of our financial statements; and
•the results of the audit and the quarterly reviews of our financial statements.
Additionally, the Audit Committee:
•initiates inquiries into certain aspects of our financial affairs;
•establishes and oversees procedures for the receipt, retention, and treatment of any complaints regarding accounting, internal accounting controls or auditing matters, as well as for the confidential and anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters;
•is responsible for the appointment, compensation, retention, and oversight of the work of our independent registered public accounting firm; and
•reviews and oversees all related-person transactions in accordance with our policies and procedures.

*Each of Mr. Conte, Mr. Patnam, and Ms. Wassenaar is independent under the rules and regulations of the SEC and the listing standards of the NYSE applicable to audit committee members. Our Board has determined that each of Mr. Conte, Ms. Major-Reid, Mr. Patnam, and Ms. Wassenaar qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE.

*Our Audit Committee operates under a written charter that was adopted by our Board and satisfies the applicable standards of the SEC and the NYSE. A copy of the Audit Committee Charter is available on our investor website at www.anaplan.com under “Company – Investor Center – Governance”.

COMPENSATION COMMITTEE OF THE BOARD
MEMBERS	KEY FUNCTIONS
Susan L. Bostrom - Chair Robert E. Beauchamp Suresh Vasudevan
The Compensation Committee of our Board:
•establishes executive officer compensation philosophy;
•reviews and approves the goals and objectives relevant to the compensation of the CEO, evaluates the CEO’s performance (which may be done with assistance from the Lead Independent Director, at the Compensation Committee’s request) and sets the CEO’s compensation level based on this evaluation;
•reviews, determines and approves compensation for other executive officers;
•reviews our strategy related to talent management and development, talent acquisition, succession planning, culture, diversity and inclusion;
•administers our equity compensation plans;
•oversees our compliance with legal and regulatory requirements associated with our compensation programs;
•reviews and recommends significant changes in employee benefit programs;
•reviews and discusses with management the Compensation Discussion and Analysis and other compensation disclosures; and
•approves, retains and oversees the Compensation Committee consultant.

*Each of Mr. Beauchamp, Ms. Bostrom, and Mr. Vasudevan is independent under the rules and regulations of the SEC and the listing standards of the NYSE applicable to compensation committee members. Our Board has determined that each of Mr. Beauchamp, Ms. Bostrom, and Mr. Vasudevan qualifies as a “Non-Employee Director” within the meaning of Rule 16b-3 of the Exchange Act.

*Our Compensation Committee operates under a written charter that was adopted by our Board and satisfies the applicable standards of the SEC and the NYSE. A copy of the Compensation Committee Charter is available on our investor website at www.anaplan.com under “Company – Investor Center – Governance.”

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE OF THE BOARD
MEMBERS	KEY FUNCTIONS
Robert E. Beauchamp - Chair David Conte Allan Leinwand
The Nominating & Corporate Governance Committee of our Board:
•reviews and recommends the criteria and qualifications for Board membership;
•identifies individuals qualified to become members of our Board consistent with criteria and qualifications approved by our Board;
•reviews our Corporate Governance Guidelines and committee charters, and makes recommendations for changes;
•oversees and reviews our environmental, social and governance activities and programs and advises the Board with regards to environmental, social and governance matters;
•oversees the evaluation of our Board;
•considers questions of independence and potential conflicts of interest of directors;
•reviews the current skill set of our Board and recommends any changes; and
•takes a leadership role in shaping our corporate governance.

*Each of Mr. Beauchamp, Mr. Conte and Mr. Leinwand is independent under the rules and regulations of the SEC and the listing standards of the NYSE.
*Our Nominating and Corporate Governance Committee operates under a written charter that was adopted by our Board and satisfies the applicable standards of the SEC and the NYSE. A copy of the Nominating and Corporate Governance Charter is available on our investor website at www.anaplan.com under “Company – Investor Center – Governance.”

Director Independence
The Board, based on its review and the recommendation of the Nominating and Corporate Governance Committee, has determined that all of our current directors, except Frank Calderoni (our CEO), are independent under the NYSE listing standards and our Corporate Governance Guidelines, which are consistent with the NYSE listing standards. When assessing director independence, the Board considers the various commercial, charitable and employment transactions and relationships known to the Board (including those identified through annual directors’ questionnaires) that exist between the Company and the entities with which our directors or members of their immediate families are, or have been, affiliated. The Board evaluated certain transactions that arose in the ordinary course of business between the Company and such entities and which occurred on the same terms and conditions available to other customers and suppliers. After reviewing these transactions and such other information as the Board deemed advisable, the Board determined that Mr. Beauchamp, Ms. Bostrom, Mr. Conte, Mr. Leinwand, Ms. Major-Reid, Mr. Patnam, Mr. Vasudevan, and Ms. Wassenaar are independent under both our Corporate Governance Guidelines and the applicable NYSE rules.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics applicable to our employees, executive officers, directors and consultants. The Code of Conduct and Ethics is available at www.anaplan.com, under “Company - Investor Center - Governance.” Amendments to, or waivers of the Code of Conduct and Ethics will be disclosed promptly on our website or on a current report on Form 8-K. No such waivers were requested or granted in Fiscal 2022.
Insider Trading Compliance Policy and Other Restrictions
We have adopted an Insider Trading Compliance Policy that applies to all our directors, officers, employees, consultants and independent contractors and is designed to prevent even the appearance of improper insider trading. Specifically, our Insider Trading Compliance Policy prohibits (i) purchasing any financial instruments designed to hedge or offset any decrease in the market value of our securities; (ii) holding Company securities in a margin account and (iii) engaging in any form of short-term speculative trading in our securities. Directors and executive officers are also prohibited from pledging our securities as collateral for a loan unless the compliance officer provides pre-clearance after the director or executive officer clearly demonstrates the financial capability to repay the loan without resort to the pledged securities. No approvals for pledging our securities as collateral for a loan were requested or granted in Fiscal 2022 and we strongly discourage such arrangements and no such arrangement exists.
Board Advisors
The Board and its committees may, under their respective charters, retain their own external and independent advisors to carry out their responsibilities. For Fiscal 2022, the Compensation Committee retained Compensia, Inc. as its external and independent compensation consultant.
Communications with Directors
Prior to the completion of the Merger, stockholders and other interested parties wishing to communicate with the Board, the non-employee directors or any individual director (including our Lead Independent Director and any Committee Chair) may do so by sending a communication to the Board and/or a particular member of the Board, care of the Corporate Secretary at Anaplan, Inc., Attn: Corporate Secretary, 50 Hawthorne Street, San Francisco, California 94105. Depending upon the nature of the communication and to whom it is directed, the Corporate Secretary will: (a) forward the communication to the appropriate director or directors; (b) forward the communication to the relevant department within the Company; or (c) attempt to handle the matter directly (for example, a communication dealing with a stock ownership matter).
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act, as amended, requires our directors and officers, and persons who beneficially own more than 10% of our common stock, to file reports of ownership and reports of changes in ownership with the SEC. To the Company’s knowledge, based solely on its review of such forms received by the Company and written representations that no other reports were required, all Section 16(a) filing requirements were complied with for Fiscal 2022, except for the late Form 4 filings described below:
•Form 4 filed by the Company on behalf of Gagan Dhingra for an RSU grant that was filed late due to a clerical error by Anaplan.

•Form 4 filed by the Company on behalf of Sandesh Patnam, for two transactions of Napean Trading and Investment Company (Singapore) Pte. Ltd., an entity controlled by Mr. Patnam, that was filed late due to a delay in the receipt of trade information.
•Form 4 filed by the Company on behalf of Vikas Mehta for an RSU and PSU grant that was filed late due to a clerical error by Anaplan.

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis describes the material elements of our executive compensation program for Fiscal 2022. We also provide an overview of our compensation philosophy and objectives, our process for setting executive compensation, the key factors considered by the Compensation Committee and the Compensation Committee’s rationale for the specific compensation decisions of our Named Executive Officers (our “NEOs” or “Named Executive Officers”). Our NEOs for Fiscal 2022 were:

Name	Job Title
Frank Calderoni	Chairman and CEO
Vikas Mehta	Chief Financial Officer
Ana Pinczuk	Chief Development Officer
William Schuh	Chief Revenue Officer
David H. Morton Jr.*	Former Chief Financial Officer
Vivie Lee*	Former Chief Strategy Officer
*Mr. Morton resigned from our Company effective September 10, 2021, and Ms. Lee resigned from our Company effective October 1, 2021.
Fiscal 2022 Performance
Despite a challenging macroeconomic backdrop, our performance continued to improve in Fiscal 2022 as our executives showed exceptional performance and leadership both in managing the Company and in driving our growth strategy. Fiscal 2022 presented us with the opportunity to build a robust pipeline of new customers and drive expansion opportunities with our existing customers. Demand for Connected Planning remains strong and customers continue to choose Anaplan to address their most complex needs in today’s constantly evolving environment.
Executive Compensation Program Overview
In consultation with our CEO (except with respect to his own compensation), our Compensation Committee reviews all compensation elements for our Named Executive Officers at least annually. Our Compensation Committee determines each component of compensation for each NEO using the following process:

Compensation Element	Design
Base Salary	•Determined based on competitive market data, potential impact of the role and its criticality at our stage of growth among other factors
Short-Term Annual Cash Bonus Award
•Target based on competitive market data, criticality of the role, and internal pay equity
•Actual cash bonus based on performance against pre-established company-wide goals
•Performance Metrics
◦Net New Annual Contract Value (50%)
◦Adjusted EBITDA (25%)
◦Renewal Rate (25%)

Long-Term Equity Incentives
•For Fiscal 2022, the intended target equity grant value for our CEO was 50% PSUs / 50% RSUs
•For Fiscal 2022, the intended target equity grant value for the annual ongoing equity grants to our other NEOs was 25% PSUs / 75% RSUs

Compensation Mix
In line with our pay for performance philosophy, performance-based pay makes up the largest component of each of our Named Executive Officer’s target total direct compensation. The mix of target total direct annual compensation for our Named Executive Officers for Fiscal 2022 was as follows:

Total Annual Target Compensation Mix
CEO
4.3%
4.3%
45.7%
45.7%
96%
Pay at risk
NEOs
5.2%
4.0%
51.6%
39.2%
95%
Pay at risk
Base Salary
Performance-Based Cash Bonus
PSUs
RSUs

Executive Compensation Decisions for Fiscal 2022
Our key executive compensation actions and decisions for Fiscal 2022 were as follows:
•Issued performance-based RSUs (“PSUs”) as a new component to our long-term equity incentive award program for Fiscal 2022 to further build our pay-for-performance culture and be responsive to feedback received through our stockholder engagement program
•Made no changes to CEO or NEO cash compensation, other than a small increase to base salary and target cash bonus for NEO Mrs. Pinczuk on the basis of her individual contributions and in order to improve her relative positioning to NEOs in similar roles at companies in our compensation peer group
•Maintained our CEO’s intended target total compensation for fiscal 2022 at the same level as in fiscal 2021, while increasing the percentage of performance-based equity within his total long-term incentive awards to 50%

•Delivered retention grants in the form of long-term equity incentive awards to two NEOs - Mrs. Pinczuk and Mr. Schuh – in the form of PSUs with rigorous minimum performance thresholds based on absolute stockholder return over the next three years
•Set rigorous annual incentive compensation performance metrics in May 2021 and funded for NEOs at 86% of target
•Designed an attractive and competitive compensation package aligned with stockholder interests for new Chief Financial Officer, Vikas Mehta
Compensation and Governance Practices and Policies
Role of Our Compensation Committee
Our Compensation Committee is responsible for the review and approval of all aspects of our executive compensation programs, including the components of cash, bonus and equity incentive awards. Our Compensation Committee approves all compensation decisions for our Named Executive Officers with input from a compensation consultant that it directly engages. Our Compensation Committee is supported in its work by our human resources and legal teams and its compensation consultant. Additionally, our Compensation Committee is responsible to our Board for overseeing the design, development and administration of our compensation policies and programs, including:
•establishing corporate performance goals and objectives relevant to the compensation of our Named Executive Officers;
•reviewing, evaluating and approving executive performance results in light of such goals and objectives;
•administering and interpreting our equity incentive plans;
•reviewing our policies and strategies related to talent management and development, talent acquisition, succession planning;
•providing oversight of our compliance with legal and regulatory requirements associated with the compensation of our Named Executive Officers, other employees, and the non-employee members of our Board; and
•overseeing the management of risks associated with our compensation programs.
Role of the Compensation Consultant
Our Compensation Committee has the authority to hire compensation consultants, approve their compensation, determine the nature and scope of their services, evaluate their performance and terminate their engagement. For Fiscal 2022, our Compensation Committee retained Compensia, Inc., a national compensation consulting firm (“Compensia”), as its compensation consultant to provide support in the discharge of its responsibilities. For Fiscal 2022, Compensia advised the Compensation Committee on several compensation-related matters, including:
•Analyzing the competitiveness of our executive compensation programs and practices relative to market compensation practices;
•Evaluating the composition of our compensation peer group and analyzing the compensation practices of the peer group companies; and
•Supporting our Compensation Committee in its review of our executive compensation programs, including its review of base salary levels, the design of our annual cash incentive plan, and the determination of equity awards.
As part of its engagement, Compensia attended all meetings of our Compensation Committee and provided support and analyses, as requested, regarding the matters considered by the Compensation Committee. Compensia also met separately with our Compensation Committee members, as well as members of our senior management, to provide market intelligence, review materials and discuss management’s compensation recommendations.
Compensia also advised our Compensation Committee regarding the compensation of the non-employee members of our Board and the development of a compensation policy for our non-employee directors. Compensia did not provide any other services to us during Fiscal 2022.

Compensation Committee Interlocks and Insider Participation
During Fiscal 2022 at various times, the following directors served on our Compensation Committee: Susan L. Bostrom, Robert E. Beauchamp and Suresh Vasudevan. None of the members of our Compensation Committee was an employee of Anaplan at any time during Fiscal 2022, has ever been an officer of Anaplan, or had a relationship with Anaplan during that period requiring disclosure pursuant to Item 404(a) of Regulation S-K. None of our executive officers served on the compensation committee of any other entity, or as a director of an entity, that employed any of the members of the Compensation Committee during Fiscal 2022.
Independence of Compensation Consultant
Our Compensation Committee engaged Compensia because it recognizes the importance of receiving objective advice from its compensation consultant. Our Compensation Committee reviews the independence of Compensia at least annually. Our Compensation Committee determined that Compensia did not receive any fees from us or provide any services to us, except in its capacity as the compensation consultant to the Compensation Committee. Our Compensation Committee considered various other factors in determining Compensia’s independence, including the amount of fees received by Compensia and the existence of any business or personal relationship that could impact Compensia’s independence. After reviewing the applicable SEC rules and the NYSE listing standards, our Compensation Committee determined that Compensia was independent and that the work performed by Compensia did not give rise to any conflicts of interest.
Role of our CEO in the Decision-Making Process
As provided by its Charter, our Compensation Committee obtains input from our CEO when it establishes corporate performance goals and objectives relevant to our executive compensation programs for our Named Executive Officers (other than our CEO). Our Compensation Committee also consults with our CEO when it determines and approves the compensation paid to our Named Executive Officers (other than our CEO), including the amount of any base salary increase, the amount of any annual cash incentive bonus and the intended target value of any long-term equity awards. Our CEO bases his recommendations on his assessment of each Named Executive Officer’s performance, our corporate performance as a whole, and individual retention considerations. Our Compensation Committee considers our CEO’s recommendations and approves our Named Executive Officers’ compensation as it determines in its sole discretion. Our CEO recuses himself when our Compensation Committee discusses his compensation and he does not play any role in determining his own compensation.
Our human resources team assists our Compensation Committee in its review of our executive compensation plans and programs, including providing market data on competitive pay practices, program design and changes in the corporate governance landscape concerning executive compensation matters.
Compensation-Setting Process
Our Compensation Committee determines the target value and compensation mix of each component of direct compensation for each of our Named Executive Officers. In addition to Compensia’s advice and our CEO’s input, our Compensation Committee considers the following factors in determining our Named Executive Officers’ compensation:
•the NEO’s individual performance and contributions to company success;
•the strategic impact and criticality of the NEO’s role at our stage of growth and scope of the NEO’s responsibilities;
•the NEO’s overall ability to influence our financial performance;
•incentivizing achievement of longer-term business performance goals and rewarding outstanding corporate performance;
•overall retention value of the total compensation package;
•internal pay equity;
•potential future value of the total compensation package; and
•competitive market information for comparable positions in the Peer Group or Radford Survey.
Prior Year’s Stockholder Advisory Vote
For the first time at our 2021 annual meeting of stockholders, we held a non-binding, advisory vote on the compensation of our Named Executive Officers (a “Say-on-Pay” vote). We were pleased with stockholder support of 94.3%.

Compensation Peer Group
As part of our annual compensation review, our Compensation Committee compares our executive compensation against the competitive market, based on a curated group of peer companies and data from executive compensation surveys. This data provides valuable market insight with respect to current executive compensation policies and practices. Our Compensation Committee, in consultation with Compensia, evaluates how our pay practices and our Named Executive Officers’ target total direct compensation compare to the competitive market.
To develop the Fiscal 2022 compensation peer group (the “Peer Group”), our Compensation Committee considered companies that are in the technology sector and that are similar to us in terms of industry, revenue, and market capitalization.
Specifically, in developing our Peer Group we considered:
•Companies in a similar industry and competitive market for talent, including companies that:
◦provide software as a service;
◦have a business-to-business model;
◦are headquartered in the San Francisco Bay Area or similar regional technology centers;
◦have similar revenue growth; and
◦have similar market capitalization as a percent of revenue.
•Companies that had revenue within a range of 0.5 to 2.0 times our annual revenue; and
•Companies that had a market capitalization within a range of 0.33 to 3.0 times our market capitalization.
For Fiscal 2022, our Compensation Committee made changes to our Peer Group, to reflect our recent growth. We added three new companies to our Peer Group, including a number of recently public companies. The new additions were Cloudflare, Inc., Smartsheet Inc. and Momentive Global, Inc. We removed four companies from our Peer Group: RingCentral, Inc., Twilio, Inc., Zendesk, Inc. and Zoom Video Communications, Inc.
For Fiscal 2022, the Peer Group included the following companies:
Peer Group for Fiscal 2022

Company Names
2U, Inc.	Crowdstrike Holdings	New Relic
Alteryx, Inc.	Elastic N.V.	Okta, Inc.
AppFolio, Inc.	Five9, Inc.	Paylocity Holding Corp.
Avalara, Inc.	HubSpot, Inc.	Rapid7, Inc.
BlackLine, Inc.	Medallia, Inc.	Slack Technologies, Inc
Cloudflare, Inc.	Momentive Global, Inc.	Smartsheet, Inc.
Coupa Software, Inc.	MongoDB, Inc.	Zscaler, Inc.
Compensation Survey Data
Our Compensation Committee uses data drawn from the SEC filings of our Peer Group, as well as data from the Radford Global Technology executive compensation survey (the “Radford Survey”) to evaluate the competitive market when making its compensation decisions. The Radford Survey provides compensation market intelligence and is widely used within the technology industry.
Customized subsets of the Radford Survey were incorporated into the competitive analysis prepared by Compensia and used by our Compensation Committee to evaluate the compensation of our Named Executive Officers. Specifically, our Compensation Committee received a custom report of survey results reflecting only companies from our Peer Group. The Radford Survey data supplements the Peer Group data and provides additional information for our Named Executive Officers and other executive positions for which there is less comparable data that is publicly available.

Components of our Executive Compensation Programs
Base Salary
Base salaries represent the fixed annual cash amounts paid to our Named Executive Officers and are an important component of compensation intended to attract and retain high-performing individuals. During Fiscal 2022, we did not increase the base salaries of any of our NEOs, with the exception of Mrs. Pinczuk who received an increase on the basis of individual contribution and in order to improve her relative positioning of NEOs in similar roles at companies in our compensation peer group. Our Compensation Committee determined that the current salaries were appropriate based on its review of market data for each role, and further considering the recommendations of our CEO (except with respect to his own base salary).

Executive Officer	FY’21 Annual Base Salary ($)	FY’22 Annual Base Salary ($)		Annual Base Salary Increase (%)
Frank Calderoni	$450,000	$450,000		—%
Vikas Mehta	$—	$400,000		—%
Ana Pinczuk	$375,000	$400,000	[1]	6.67%
William Schuh	$400,000	$400,000		—%
David H. Morton, Jr.	$375,000	$375,000	[2]	—%
Vivie Lee	$375,000	$375,000	[3]	—%
_____________________________________________
(1)Mrs. Pinczuk’s base salary was adjusted effective September 1, 2021. This amount reflects her adjusted salary for Fiscal 2022.
(2)Mr. Morton resigned from his position effective September 10, 2021. This amount reflects his annualized salary for Fiscal 2022.
(3)Ms. Lee resigned from her position effective October 1, 2021. This amount reflects her annualized salary for Fiscal 2022.
Our Compensation Committee reviews Named Executive Officer salaries annually, but we may adjust them during the year to reflect significant changes in the scope of a Named Executive Officer’s responsibilities or market conditions. The Compensation Committee evaluates the base salaries of our Named Executive Officers in the context of establishing their total cash compensation at levels that are generally consistent with the target total cash compensation of the named executive officers holding comparable positions at companies in our Peer Group.
Annual Cash Bonus Plan
Cash Bonus Plan Structure
All of our Named Executive Officers are eligible to participate in our corporate annual cash bonus plan. Annual bonus awards under our corporate annual cash bonus plan are a variable, performance-based component of our Named Executive Officers’ target total direct compensation and are designed to promote achievement of pre-established company-wide performance objectives set by our Compensation Committee. Our Compensation Committee believes that the performance metrics described below are the best indicators of our successful execution of our annual operating plan.
Target Cash Bonus Opportunities
Our Compensation Committee sets a target cash bonus opportunity for each NEO that is expressed as a percentage of base salary. We did not change the target cash bonus opportunities for our Named Executive Officers during Fiscal 2022. For Fiscal 2022, Mr. Calderoni and Mr. Schuh had target cash bonus opportunities equal to 100% of their individual annual base salaries, and Mr. Mehta and Mrs. Pinczuk had target cash bonus opportunities equal to 75% of their individual annual base salaries.
Corporate Performance Metrics
Our Compensation Committee approved the performance metrics and bonus attainment targets to be used for calculating annual bonus awards under our corporate annual cash bonus plan for Fiscal 2022. The performance goals for our Named Executive Officers were set in May 2021 and were not adjusted during the year in response to the impacts the COVID-19 pandemic had on our business. Based on the pre-established corporate performance metrics, our actual cash bonus plan funded at a level of 89% of target, which is the second year in a row our NEOs’ bonus plan funded at below-target, further evidence of the rigor of goal-setting by the Compensation Committee. Our Compensation Committee set these bonus targets at levels that would only fund at target in the event that Anaplan outperformed its public guidance to analysts. Consistent with management’s recommendation, our Compensation Committee approved the corporate bonus funding for our Named Executive Officers at 86% of target for Fiscal 2022.
The amount of the cash bonus awards under our corporate annual cash bonus plan for Fiscal 2022 was determined based on our performance with respect to the following metrics:
•Net New Annual Contract Value (“NNACV”) to measure growth in revenue. NNACV is defined as annual new subscription bookings resulting from transactions with new customers as well as new subscription transactions with existing customers;
•Operating Margin (as represented through “adjusted EBITDA”) to measure operational efficiency. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, stock-based compensation, acquisition costs and certain other expenses; and
•Contract Renewal Rate (“Renewal Rate”) to measure customer satisfaction rates. Renewal Rate is defined as a percentage determined by the renewed customer bookings divided by bookings that are ready for renewal in a given quarter. Renewed bookings can be a fully renewed customer contract or a renewal at a lower annual contract value.
Key factors and results for these performance metrics for Fiscal 2022 were as follows:

Performance Metric	FY’22 Weight	FY’22 Attainment (% of Target)
NNACV	50%	73%
Adjusted EBITDA	25%	101%
Renewal Rate	25%	98%
Approved Corporate Bonus Funding for NEOs		86%
Our Compensation Committee sets threshold, target and maximum levels for each of the three performance metrics described above. Bonus targets were set at levels that would result in Anaplan outperforming its public guidance to analysts. No adjustments were made during Fiscal 2022 to the performance goals for our Named Executive Officers that were set in February 2021 in response to the impacts the COVID-19 pandemic had on our business. Once we achieve or exceed the threshold performance level for any of the three metrics, the bonus award funding pool becomes available for the payment of bonuses to all eligible employees, including our Named Executive Officers. Against our adjusted EBITDA performance target of negative $23.2 million for Fiscal 2022, we achieved an actual adjusted EBITDA of negative $20.1 million. We are not disclosing our performance targets for NNACV and Renewal Rate as they represent non-public information that would result in competitive harm to us if disclosed. The target levels established for these metrics were intended to require a significant effort on the part of our Named Executive Officers, and therefore, were set at levels the Compensation Committee believed would be difficult to achieve and for which average or below-average performance would result in below-target or no bonus payments.
Individual Performance Factor
In determining the amount of annual cash bonus payments, our Compensation Committee considered each Named Executive Officer’s individual performance for the year. Generally, this evaluation involved, in the case of our CEO, the Board’s evaluation of his performance led by the Lead Independent Director at the behest of our Compensation Committee and, in the case of our other NEOs, an evaluation by our CEO.
Our Compensation Committee determines individual awards paid to each Named Executive Officer following the end of the performance period after the Board certifies our financial and operational performance. Our Compensation Committee retains the discretion to increase or reduce the amount of the bonus payouts to our CEO and, with input from our CEO, the other Named Executive Officers based on its overall assessment of each Named Executive Officer’s individual performance, including performance related to departmental goals.

Fiscal 2022 Bonus Decisions
The Compensation Committee determined to award the following bonuses for Fiscal 2022:

Named Executive Officer	Annual Salary ($)	Target Bonus Percentage (%)	FY’22 Percentage of Target Bonus Paid (%)	FY’22 Bonus Payment ($)
Frank Calderoni	$450,000	100%	86%	$388,800
Vikas Mehta[1]	$400,000	75%	86%	$148,262
Ana Pinczuk	$400,000	75%	86%	$259,200
William Schuh	$400,000	100%	86%	$345,600
David H. Morton, Jr.[2]	$375,000	70%	—	—
Vivie Lee[3]	$375,000	70%	34%	$126,525
_____________________________________________
(1)Mr. Mehta’s bonus payment was adjusted to reflect that he joined Anaplan on July 19, 2021.
(2)Mr. Morton resigned from his position effective September 10, 2021 and was not eligible for a bonus during Fiscal 2022.
(3)Ms. Lee resigned from her position effective October 1, 2021 and was not eligible for a bonus in the second half of Fiscal 2022.
Long-Term Equity Incentive Awards
Our Compensation Committee designed Anaplan’s equity program to align our executives’ compensation with our long-term goals. In Fiscal 2022, our Compensation Committee approved equity awards to our NEOs under the terms of the 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) consisting of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”).
Issuance of Performance Equity Incentive Awards in Fiscal 2022
Prompted by our desire to build further on our pay-for-performance culture, and in line with feedback we received through our stockholder engagement, our Compensation Committee issued PSUs as a new component to our long-term equity incentive award program for Fiscal 2022. We believe these PSU awards emphasize our pay-for-performance culture, further strengthen the link between the interests of our executives and stockholders, and provide further incentives to our executives to drive long-term stockholder value aligned with market best practices.
Two types of PSU awards were utilized in fiscal 2022: PSUs that are contingent on Anaplan’s absolute total stockholder return (“Absolute TSR PSUs”) and PSUs that are contingent on Anaplan’s relative total stockholder return (“Relative TSR PSUs”).
Absolute TSR PSUs are subject to both the satisfaction of a time-based vesting condition and a stock price performance-based vesting condition, linked to rigorous stock price hurdles of 60%, 75%, and 107% appreciation in the price of our common stock. Over the four-year performance period, the stock price performance-based vesting condition will be satisfied based upon increases in our stock price above the average of the daily NYSE closing price of our common stock for the 30 calendar day period ending two trading days prior to the grant date (the “Base Price”) as follows: with respect to 100% of the target number of PSUs subject to the award upon a 60% increase in our common stock price over the Base Price, an additional 50% of the target number of PSUs subject to the award upon a 75% increase in our common stock price over the Base Price and another 50% of the target number of PSUs subject to the award upon a 107% increase in our common stock price over the Base Price. In each case, the price per share increase above the Base Price is measured on a quarterly vesting date using a 30 calendar day average price ending two trading days prior to the measurement date and subject to the NEO’s continuous employment through such date. No Absolute TSR PSUs vested in fiscal 2022, as the Company’s stock price did not surpass the rigorous targets set by the Compensation Committee.
Relative TSR PSUs may be earned by our NEOs subject to our TSR performance as compared to the constituents of the S&P Software & Services Select Index (“TSR Peer Group”) over one-year, two-year and three-year cumulative performance periods inclusive of Fiscal 2022 through the fiscal year ended January 31, 2024, subject to each NEO’s continuous service through such date. Up to 1/3 of the target award is eligible to be earned during each of the first two performance periods and up to 200% of the target award (less any portion of the award that previously vested during each of the first two performance periods) is eligible to be earned during the third performance period, subject to achievement of the applicable TSR performance and the NEO remaining in continuous service through the end of such period. The number of shares that could be earned will range from 0% to 200% of the target number of PSUs subject to the award with straight line interpolation between levels. At the conclusion of each of the one-year, two-year and the three-year cumulative performance periods, if our TSR performance is at the 50th percentile of the TSR Peer Group, 100% of the target number of eligible PSUs subject to the award could be earned; if our TSR performance is below the 25th percentile of the TSR Peer Group, 0% of the eligible PSUs subject to the award could be earned; if our TSR performance is at the 25th percentile of the TSR Peer Group, 50% of the target number of eligible PSUs subject to the award could be earned; and if our TSR performance is at the 90th percentile of the TSR Peer Group or above, 200% of the target number of eligible PSUs subject to the award could be earned, provided that the maximum number of shares that could be earned during the first two performance periods is equal to 100% of the target number of eligible PSUs. No Relative TSR PSUs vested in fiscal 2022, as our relative TSR performance was below the 25th percentile of the TSR Peer Group.
Anaplan’s Compensation Committee sought to balance retention, competitiveness, and rigor in awarding performance-based equity incentives to NEOs in fiscal 2022. PSU awards are designed to provide equitable compensation to our NEOs if achieved, based on the stock price performance in fiscal 2022. None of the Absolute or Relative TSR PSUs were in-the-money as of May 1, 2022. The Compensation Committee believes that this is further evidence of the Company’s compensation program working as intended, with a pay-for-performance philosophy at its core.
Equity Awards Granted in Fiscal 2022
For Fiscal 2022, Mr. Calderoni, Mr. Mehta, Mrs. Pinczuk, Mr. Schuh, Mr. Morton, and Ms. Lee each received an RSU and a PSU award. The RSU awards that are part of the executives’ ongoing equity program generally vest in 16 equal quarterly installments over a four-year period, while the Relative TSR PSU awards will vest contingent on Company performance over a three-year period and the Absolute TSR PSUs will vest contingent on Company performance over a four-year period, subject to the NEO’s continuous service. Mr. Mehta was awarded two RSU awards, including a sign-on equity award that vests after three years and a sign-on equity award that vested on September 10, 2021. Details of the Fiscal 2022 equity awards are as follows:

Named Executive Officer	RSUs (#)	Relative TSR PSUs (#) (at target)	Absolute TSR PSUs (#) (at target)	Intended Grant Value ($)	Grant Date Fair Value ($)
Frank Calderoni	69,234	69,234	—	$9,500,000	$12,952,758
Vikas Mehta	204,501	—	91,295	$16,200,000	$15,791,253
Ana Pinczuk	34,982	11,661	53,847	$6,700,000	$7,701,032
William Schuh	32,796	10,932	53,847	$6,500,000	$7,451,670
David H. Morton, Jr.	32,796	10,932	—	$3,000,000	$3,740,566
Vivie Lee	19,131	6,377	—	$1,750,000	$2,181,997
In fiscal 2022, the accounting values (i.e., “grant date fair values”) reported in this table were calculated in accordance with ASC 718. Whereas, the intended grant value was generally converted into a number of RSUs or PSUs subject to each award using the average closing price of our common stock over a period ending prior to the grant date. The grant date fair values were generally higher than the intended grant values for RSUs, Relative TSR PSUs and Absolute TSR PSUs as a result of the difference between these two methodologies.
For information about the treatment of our NEO’s equity awards and compensation arrangements assuming the closing of the Merger, see the section titled “Compensation of NEOs—Merger Agreement.”
Health and Welfare Benefits
Our NEOs are eligible to participate in a broad range of health and welfare benefit programs in the same manner as our non-executive employees, including our Section 401(k), employee stock purchase, health insurance, dental insurance, short-term disability and life insurance plans.
Perquisites and Other Personal Benefits
Generally, we do not provide perquisites or other personal benefits to our Named Executive Officers other than those that are available to all employees. However, our Compensation Committee may authorize providing perquisites to our Named Executive Officers to the extent that it determines that doing so will materially enhance the efficiency or effectiveness of a NEO. For Fiscal 2022, we provided parking fees to Mr. Calderoni, as listed in Part III, Item 11, “Compensation of Named Executive Officers - Summary Compensation Table” below. We believe the ability to provide perquisites designed to enhance the productivity of our executives may assist us in attracting and retaining talented executives.

Employment Agreements
Offer Letters in Place During Fiscal 2022 for Named Executive Officers
We have entered into employment offer letters with each of our Named Executive Officers, each of which provides for “at-will” employment. Each of those offer letters provides for the Named Executive Officer’s annual base salary, the opportunity to earn an annual bonus, and the target amount of the annual bonus. We entered into a new employment offer letter with Mr. Calderoni in September 2018 in connection with our IPO which superseded the terms that were set forth in his original offer letter with us. The employment offer letters with our other Named Executive Officers were entered into in connection with the commencement of their employment with us. Accordingly, the employment offer letters for our other Named Executive Officers also provided for the grant of initial equity-based awards subject to the approval of our Board or Compensation Committee. Mrs. Pinczuk’s offer letter also provided her with a retention bonus that was earned over her first year of employment with us.
In accordance with our employment offer letters, the annual base salaries of our Named Executive Officers are reviewed from time to time (and, in the case of Mr. Calderoni, reviewed at least annually by the Compensation Committee) and adjusted when our Compensation Committee determines an adjustment is appropriate, provided that their annual base salaries (and, in the case of Mr. Calderoni, his target annual bonus) will not be adjusted downwards other than in connection with across-the-board reductions affecting all similarly situated executives. We also entered into a severance and change-in-control agreement with each of our Named Executive Officers, pursuant to which each Named Executive Officer will become eligible to receive certain payments and benefits in the event his or her employment is terminated under certain circumstances or our change-in-control, as described under Part III, Item 11, “Compensation Discussion and Analysis —Severance and Change-in-Control Arrangements” below.
Separation Agreement with Chief Financial Officer
On July 12, 2021, we entered into a Separation Agreement with former Chief Financial Officer, David H. Morton, Jr., in connection with his previously announced anticipated departure from the Company. Per this agreement, Mr. Morton continued to serve as an employee until September 10, 2021, and received his base salary and benefits and continued to vest in his outstanding equity awards. The Separation Agreement further provided for a lump sum cash payment of $131,250 and the severance payments that would have been payable under his Change-in-Control and Severance Agreement upon an involuntary termination of his employment outside of a change-in-control.
Other Company Policies and Compensation Considerations
Stock Ownership Guidelines
In Fiscal 2021, we adopted stock ownership guidelines for our non-employee directors, CEO, NEOs and members of our executive leadership team. Under our new guidelines, non-employee directors, CEO, NEOs and members of our leadership team are required to own common stock with a target value equal to at least the following:

Position	Ownership Requirement
Non-Employee Directors	3x annual cash retainer or 3,000 shares
CEO	5x base salary or 65,000 shares
Other NEOs and Leadership Team	1x base salary or 10,000 shares
Compensation Recoupment (Clawback) Policy
In Fiscal 2021, we adopted a Clawback Policy that applies to all of our executive officers. The Clawback Policy allows us to recoup from an executive officer the incremental amount of incentive compensation, including cash bonuses and equity awards, earned by such executive officer in the event of a financial restatement due to material non-compliance with any financial reporting requirement if the executive officer committed fraud or other intentional misconduct that contributed to our obligation to file the restatement. The clawback period is the three fiscal years preceding the date on which the Board determines that we are required to prepare a restatement.

Policy Regarding Hedging and Pledging of Our Equity Securities
Our Insider Trading Compliance Policy prohibits hedging of our securities by our employees (including officers), directors and consultants. With respect to pledging of our securities, directors and executive officers are prohibited from pledging our securities as collateral for a loan unless a Compliance Officer provides pre-clearance after the director or the executive officer clearly demonstrates the financial capability to repay the loan without resort to the pledged securities. No approvals for pledging Company securities as collateral for a loan were requested or granted in Fiscal 2022 and we strongly discourage such arrangements and no such arrangement exists.
Impact of Section 162(m) of the Internal Revenue Code
Section 162(m) of the Internal Revenue Code (the “Code”) limits companies to a deduction for federal income tax purposes of not more than $1 million of compensation paid to certain current and former named executive officers in a calendar year, subject to certain exceptions. Under a transition rule that applies to newly public companies, the Section 162(m) deduction limit generally does not apply to compensation paid pursuant to an arrangement that was in existence prior to our initial public offering if certain requirements are met. While our Compensation Committee is mindful of the benefit of deducting compensation, it believes that our stockholders’ interests are best served if its discretion and flexibility in awarding compensation is not restricted and it has accordingly retained the discretion to pay compensation that may not be tax deductible. In determining the form and amount of compensation for our Named Executive Officers, our Compensation Committee may continue to consider all factors impacting the cost of executive compensation in alignment with our overall compensation philosophy.
Grant Timing Practices
Our annual long-term equity awards are typically made in the first quarter of our fiscal year. From time to time, we grant equity awards outside of our annual grant cycle for new hires, promotions, recognition, retention or other purposes. These “off cycle” grants are made on a limited basis. We have no practice or policy of coordinating or timing the release of our Company information around the grant date of our annual long-term equity awards.
See Part III, Item 11 “Compensation of our Named Executive Officers - Summary Compensation Table” and “Compensation of our Named Executive Officers - Fiscal 2022 Grants of Plan-Based Awards Table” below for more information on the equity awards that we granted to our Named Executive Officers in Fiscal 2022.
Accounting for Stock-Based Compensation
Under ASC 718, we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. We record share-based compensation expense on an ongoing basis in accordance with the requirements of ASC 718.
Severance and Change-in-Control Arrangements
We have entered into severance and change-in-control agreements (the “Post-Employment Compensation Agreements”) with each of our Named Executive Officers, which provide for specified payments and benefits in the event of certain qualifying terminations of employment, including a qualifying termination of employment in connection with a change-in-control. The terms and conditions of these arrangements were approved by the Compensation Committee after an analysis of competitive market data.
Receipt of these payments and benefits is generally contingent on the Named Executive Officer executing and not revoking a general release of claims against the Company and certain related parties.
The Post-Employment Compensation Agreements are designed to provide reasonable compensation to our Named Executive Officers who leave our employ under certain circumstances to facilitate their transition to new employment. Further, we seek to mitigate any potential employer liability and avoid future disputes or litigation by requiring a departing Named Executive Officer to sign a separation and release agreement acceptable to us as a condition to receiving post-employment compensation payments or benefits.
We believe the Post-Employment Compensation Agreements also align the interests of our Named Executive Officers and our stockholders when considering our long-term future. The primary purpose of these arrangements in the case of a change-in-control is to keep our Named Executive Officers focused on pursuing all corporate transaction activity in the best interests of our stockholders regardless of whether those transactions may result in their own job loss. Reasonable post-acquisition payments and benefits should serve the interests of both the Named Executive Officer and our stockholders.

In determining payment and benefit levels under the various circumstances triggering post-employment compensation provisions under the Post-Employment Compensation Agreements, our Compensation Committee has drawn a distinction between terminations of employment initiated by us for cause or voluntary resignations by our Named Executive Officers without good reason and terminations of employment initiated by us without cause or voluntary resignations by our Named Executive Officers for good reason. Payment in the latter circumstances has been deemed appropriate in light of the benefits described in the prior paragraphs, as well as the likelihood that the Named Executive Officer’s departure is due, at least in part, to circumstances not within his or her control. In contrast, we believe that payments are not appropriate in the event of a termination of employment initiated by us for cause or a voluntary resignation by a Named Executive Officer without good reason because such events often reflect either performance challenges or an affirmative decision by the Named Executive Officer to end his or her relationship without fault by the Company.
Except as noted hereafter, no payments, benefits or acceleration of vesting of payments or benefits will be triggered solely upon the occurrence of a change-in-control, unless otherwise agreed to by the acquirer and the Company or the acquirer does not agree to assume or substitute a comparable award for an outstanding equity award or there is also a loss of employment by a Named Executive Officer during the change-in-control period beginning three months before and up to 12 months after a qualified change-in-control, or 18 months in case of our CEO (a so-called “double-trigger” arrangement). Generally, in the case of the acceleration of vesting of outstanding equity awards, we use this “double-trigger” arrangement to protect against the loss of retention value following a change-in-control and to avoid windfalls, both of which could occur if vesting of either equity or cash-based awards accelerated automatically as a result of the transaction. Notwithstanding the foregoing, under the terms of his Post-Employment Compensation Agreement with us, if Mr. Calderoni remains employed through the occurrence of a change-in-control, then 50% of his then-unvested shares subject to his outstanding equity awards will immediately vest, and in the case of stock options become immediately exercisable, and if he remains in continuous service with us through the one-year anniversary of a change-in-control, then all of his then-unvested shares subject to such outstanding equity awards will immediately vest, and in the case of stock options become immediately exercisable.
Under each of the Post-Employment Compensation Agreements, in the event any payment to a Named Executive Officer pursuant to his or her agreement would be subject to the excise tax imposed by Section 4999 of the Code (as a result of the payment being classified as a “parachute payment” under Section 280G of the Code), they will receive such payment as would entitle them to receive the greatest after-tax benefit, even if it means that we pay them a lower aggregate payment so as to minimize or eliminate the potential excise tax that would be imposed by Section 4999.
Historically, we have avoided the use of excise tax “gross-up” provisions relating to a change-in-control and have no such gross-up obligations in place with respect to any of our Named Executive Officers.
We believe that having in place reasonable and competitive post-employment compensation arrangements are essential to attracting and retaining highly qualified executives. Our Compensation Committee does not consider the specific amounts payable under these post-employment compensation arrangements when determining the annual compensation of our Named Executive Officers. However, we do believe that these arrangements are necessary to offer compensation packages that are competitive.
For detailed descriptions of the Post-Employment Compensation Agreements we maintained with our Named Executive Officers during Fiscal 2022, as well as an estimate of the potential payments and benefits that they would have been eligible to receive if a hypothetical change-in-control or other trigger event had occurred on January 31, 2022, see Part III, Item 11, “Compensation of Named Executive Officers - Potential Payments Upon Termination or Change-in-Control” below.
For information about the treatment of our NEO’s equity awards and compensation arrangements assuming the closing of the Merger, see Part III, Item 11, “Compensation of Named Executive Officers—Merger Agreement” below.

COMPENSATION OF NAMED EXECUTIVE OFFICERS
Our Summary Compensation Table below shows the total compensation paid to or earned by each of our NEOs with respect to Fiscal 2022, 2021 and 2020. The amounts reported reflect rounding, which may result in slight variations between amounts shown in the Total column and the sum of its components as reflected in the table.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)[1]	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)[2]	Total ($)
Frank Calderoni
Chairman and Chief Executive Officer	2022	450,000	—	12,952,758	—	388,800	8,670	13,800,228
	2021	450,000	—	5,031,616	2,374,720[3]	268,200	53,595	8,178,131
	2020	437,500	—	6,029,029	1,993,309[4]	495,000	4,320	8,959,158
Vikas Mehta
Executive Vice President and Chief Financial Officer	2022	216,667	—	15,791,253	—	148,262	500	16,156,682
	2021	—	—	—	—	—	—	—
	2020	—	—	—	—	—	—	—
Ana Pinczuk
Chief Development Officer	2022	385,417	—	7,701,032	—	259,200	4,350	8,349,998
	2021	375,000	—	1,721,334	812,404[5]	172,095	4,995	3,085,828
	2020	366,667	100,000[6]	12,043,434	1,876,391[7]	328,125	8,810	14,723,427
William Schuh
Chief Revenue Officer	2022	400,000	—	7,451,670	—	345,600	4,350	8,201,620
	2021	—	—	—	—	—	—	—
	2020	—	—	—	—	—	—	—
David H. Morton, Jr.
Former Executive Vice President and Chief Financial Officer	2022	187,500	—	3,740,566	—	—	339,535	4,267,601
	2021	375,000	—	1,721,334	812,404[8]	140,805	9,003	3,058,546
	2020	366,667	—	2,263,434	748,940[9]	288,750	45,990	3,713,781
Vivie Lee
Former Chief Strategy Officer	2022	251,442	—	2,181,997	—	126,525	—	2,559,964
	2021	375,000	—	926,861	437,455[10]	156,450	4,275	1,900,041
	2020	366,667	—	1,508,956	499,304[11]	288,750	8,520	2,672,197
1 These amounts do not reflect the actual value realized by the NEO. In accordance with SEC rules, these columns represent the aggregate grant date fair value of equity awards granted during the fiscal year calculated in accordance with ASC 718, excluding the effect of estimated forfeitures. The grant date fair value of awards that are subject to performance conditions are based on the probable outcome of the performance conditions as of the end of the applicable fiscal year. The grant date fair value of the PSUs has been determined using a Monte Carlo simulation model. For additional information on the valuation assumptions, see Note 6, “Employee Stock Plans” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for Fiscal 2022.
2 For Fiscal 2022, the amounts consist of: (a) up to $4,350 in 401(k) matching contributions for the 401(k) Plan for Mr. Calderoni, Mr. Mehta, Mrs. Pinczuk, and Mr. Schuh (matching contributions are provided to all U.S. employees who participate in the 401(k) Plan); (b) parking fees for Mr. Calderoni; and (c)  severance payment to Mr. Morton in the amount of $339,535 ($20,785 of which represents a lump sum payment equal to COBRA premiums for continuous healthcare coverage for a period of 6 months).
3 The amount of Option Award for our fiscal year ended January 31, 2021 (“Fiscal 2021”) includes $2,337,511 non-qualified stock options.
4 The amount of Option Award for our fiscal year ended January 31, 2020 (“Fiscal 2020”) includes $1,788,505 non-qualified stock options.
5 The amount of Option Award for Fiscal 2021 includes $775,195 non-qualified stock options.
6 The amount represents a retention bonus that was earned during Fiscal 2020.
7 The amount of Option Award for Fiscal 2020 includes $1,711,875 non-qualified stock options.
8 The amount of Option Award for Fiscal 2021 includes $775,195 non-qualified stock options.
9 The amount of Option Award for Fiscal 2020 includes $543,970 non-qualified stock options.
10 The amount of Option Award for Fiscal 2021 includes $410,115 non-qualified stock options.
11 The amount of Option Award for Fiscal 2020 includes $294,334 non-qualified stock options.

Fiscal 2022 Grants of Plan-Based Awards Table
Our Fiscal 2022 Grants of Plan-Based Awards Table shows information relating to all plan-based awards granted to our NEOs during Fiscal 2022 pursuant to our 2018 Equity Incentive Plan and amounts that could potentially be earned under our annual cash bonus plan.

Name	Grant Date	Award Type	Estimated future payouts under non- equity incentive plan awards[1]			Estimated future payouts under equity incentive plan awards[2]			All other stock awards: Number of shares of stock or units (#)	Grant date fair value of stock and option awards[3]
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Frank Calderoni
	—	Annual Cash	—	$450,000	$900,000	—	—	—	—	—
	2/23/21	PSUs[4]	—	—	—	34,617	69,234	138,468	—	$7,584,354
	2/23/21	RSUs	—	—	—	—	—	—	69,234	$5,368,404
Vikas Mehta
	—	Annual Cash	—	$300,000	$600,000	—	—	—	—	—
	7/19/21	PSUs[5]	—	—	—	—	91,295	182,590	—	$4,958,835
	7/19/21	RSUs	—	—	—	—	—	—	182,590	$9,671,792
	7/19/21	RSUs	—	—	—	—	—	—	21,911	$1,160,626
Ana Pinczuk
	—	Annual Cash	—	$300,000	$600,000	—	—	—	—	—
	2/23/21	PSUs[4]	—	—	—	5,831	11,661	23,322	—	$1,277,424
	2/23/21	RSUs	—	—	—	—	—	—	34,982	$2,712,504
	9/13/21	PSUs[5]	—	—	—	—	53,847	107,694	—	$3,711,104
William Schuh
	—	Annual Cash	—	$400,000	800,000	—	—	—	—	—
	2/23/21	PSUs[4]	—	—	—	5,466	10,932	21,864	—	$1,197,564
	2/23/21	RSUs	—	—	—	—	—	—	32,796	$2,543,002
	9/13/21	PSUs[5]	—	—	—	—	53,847	107,694	—	$3,711,104
David H. Morton, Jr.
Vivie Lee
_____________________________________________
(1)The column shown represents the Fiscal 2022 target and maximum bonus amounts for each of our Named Executive Officers. There is no threshold bonus amount established. The target bonuses were set as a percentage of each Named Executive Officer’s base salary earned for Fiscal 2022 and were 100% for Mr. Calderoni and Mr. Schuh, 75% for Mrs. Pinczuk and Mr. Mehta, and 70% for Mr. Morton and Ms. Lee. The dollar value of the actual bonus award earned for Fiscal 2022 for each Named Executive Officer is set forth in Part III, Item 11 “Compensation of Named Executive Officers - Summary Compensation Table”.
(2)The amounts shown represent the estimated payouts of the Fiscal 2022 PSUs granted under our 2018 Equity Incentive Plan pursuant to PSU awards. Shares of our common stock may be earned by our NEOs pursuant to such awards based on service-based and market-based (stock price modifier) conditions, subject to the Named Executive Officer’s continuous employment through such date. The number of shares that could be earned will range from 0% to 200% of the target number of PSUs subject to the award.
(3)These amounts do not represent amounts paid to or realized by our NEOs. The amounts shown represent the aggregate grant date fair value of RSU and PSUs granted in Fiscal 2022 for financial reporting purposes pursuant to the provisions of ASC 718. The grant date fair value of awards that are subject to performance conditions are based on the probable outcome of the performance conditions for the Fiscal 2022 performance period. The grant date fair value of the PSUs has been determined using a Monte Carlo simulation model. See Note 6, “Employee Stock Plans” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for Fiscal 2022 regarding assumptions underlying valuation of equity awards.
(4)Amounts represent the threshold (50%), target (100%) and maximum (200%) number of shares that could be earned under an award of PSUs that were granted under our 2018 Equity Incentive Plan. The number of shares that could be earned is based on our total stockholder return as compared to the constituents of the S&P Software & Services Select Index (our “TSR Peer Group”) over 1-year, 2-year and 3-year cumulative performance periods, with the vesting of such eligible shares subject to the NEO remaining in continuous service through the end of each such performance period. Up to 1/3 of the target award is eligible to be earned during each of the first two performance periods and up to 200% of the target award (less any portion of the award that previously vested during the first two performance periods) is eligible to be earned during the third performance period, subject to achievement of the applicable TSR performance and the NEO remaining in continuous service through the end of such period. The number of shares that could be earned will range from 0% to 200% of the target number of PSUs subject to the award with straight line interpolation between levels. At the conclusion of each of the one-year, two-year and three-year cumulative performance periods, if our TSR performance is below the 25th percentile of the TSR Peer Group, 0% of the eligible PSUs subject to the award could be earned; if our TSR performance is at the 25th percentile of the TSR Peer Group, 50% of the eligible PSUs subject to the award could be earned; if our TSR performance is at the 50th percentile of the TSR Peer Group, 100% of the target number of eligible PSUs subject to the award could be earned; and if our TSR performance is at the 90th percentile or above, 200% of the target number of eligible PSUs subject to the award could be earned, provided that the maximum number of shares that could be earned during the first two performance periods is equal to 100% of the target number of PSUs.

(5)Amounts represent the target (100%) and maximum (200%) number of shares that could be earned under an award of PSUs that were granted under our 2018 Equity Incentive Plan subject to our achievement of certain per share stock price requirements as set forth in the PSU awards. The PSUs are also subject to a time-based condition, which will be satisfied with respect to approximately 1/6th of the award if the NEO remains in continuous service through the six-month anniversary of the date of grant and will be satisfied with respect to the rest of the award in substantially even installments if the NEO remains in continuous service through the immediately following fourteen Company quarterly installment dates. The first (target) per share stock price requirement will be satisfied if our average closing stock price over the measurement period is at least 60% higher than the base price and results in the target (100%) number of shares becoming eligible to vest. The second (interim) per share stock price requirement will be satisfied if our average closing stock price over the measurement period is at least 75% higher than the base price and results in an interim (150%) number of shares becoming eligible to vest. The third (maximum) per share stock price requirement will be satisfied if our average closing stock price over the measurement period is at least 107% higher than the base price and results in the maximum (200%) number of shares becoming eligible to vest.

Outstanding Equity Awards at Fiscal 2022 Year-End Table
The following table sets forth information regarding each unexercised stock option, and all unvested shares of our common stock, RSUs, and PSUs, held by each of our Named Executive Officers as of January 31, 2022.
The vesting schedule applicable to each outstanding award is described in the footnotes to the table below. For information regarding the vesting acceleration provisions applicable to our Named Executive Officers’ equity awards, see Part III, Item  11, “Compensation of Named Executive Officers —Severance and Change-in-Control Benefits.”
Some of the options granted to our Named Executive Officers are immediately exercisable with respect to all of the option shares, subject to our repurchase right in the event the officer’s service terminates prior to vesting in the shares. We refer to option shares that are subject to our right of repurchase as “unvested shares” and those that are no longer subject to our right of repurchase as “vested” shares.

Name	Grant Date	Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(*)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)[1]	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Frank Calderoni
	1/20/17[2]	1,604,297	—	—	4.83	1/19/27	—	—	—	—
	8/31/18[3]	682,200	—	—	11.86	8/30/28	—	—	—	—
	5/22/19[4]	73,594	47,265	—	38.61	5/22/29	—	—	—	—
	3/9/20[5]	77,749	91,886	—	37.61	3/9/30	—	—	—	—
	8/31/18[6]	—	—	—	—	—	153,337	7,403,110	—	—
	5/22/19[7]	—	—	—	—	—	58,557	2,827,132	—	—
	3/9/20[8]	—	—	—	—	—	75,254	3,633,263	—	—
	2/23/21[9]	—	—	—	—	—	56,253	2,715,895	—	—
	2/23/21[10]	—	—	—	—	—	—	—	69,234	3,342,618
Vikas Mehta
	7/19/21[11]	—	—	—	—	—	182,590	8,815,445	—	—
	7/19/21[12]	—	—	—	—	—	—	—	91,295	4,407,723
Ana Pinczuk
	2/27/19[13]	49,583	20,417	—	39.12	2/27/29	—	—	—	—
	5/22/19[14]	23,357	23,356	—	38.61	5/22/29	—	—	—	—
	3/9/20[15]	26,598	31,435	—	37.61	3/9/30	—	—	—	—
	2/27/19[16]	—	—	—	—	—	75,958	3,667,252	—	—
	5/22/19[17]	—	—	—	—	—	29,312	1,415,183	—	—
	3/9/20[18]	—	—	—	—	—	25,745	1,242,969	—	—
	2/23/21[19]	—	—	—	—	—	28,423	1,372,262	—	—
	2/23/21[20]	—	—	—	—	—	—	—	11,661	562,993
	9/13/21[21]	—	—	—	—	—	—	—	53,847	2,599,733
William Schuh
	12/29/20[22]	—	—	—	—	—	48,895	2,360,651	—	—
	2/23/21[23]	—	—	—	—	—	32,796	1,583,391	—	—
	12/29/20[24]	—	—	—	—	—	—	—	69,850	3,372,358
	2/23/21[25]	—	—	—	—	—	—	—	10,932	527,797
	9/13/21[26]	—	—	—	—	—	—	—	53,847	2,599,733
David H. Morton, Jr.[27]
Vivie Lee[28]
_____________________________________________
*     In accordance with SEC rules, market value is based on $48.28, the closing price of our common stock per share on the last trading day of Fiscal 2022.
(1)The shares subject to the PSU award assumes target achievement levels of 100%. See Part III, Item 11, “Compensation Discussion and Analysis - Components of our Executive Compensation Programs - Long-Term Equity Incentive Awards” above for additional information regarding the PSU awards.

(2)Option is exercisable upon grant. Option vests over four years, provided Mr. Calderoni remains in continuous service following the vesting commencement date of January 20, 2017, with 25% vesting upon completion of one year of service and the remainder vesting in 36 substantially equal monthly installments thereafter.
(3)Option is exercisable upon grant. Option vests over four years, provided Mr. Calderoni remains in continuous service following the vesting commencement date of September 10, 2018, with 50% vesting upon completion of two years of service and the remainder vesting in 24 substantially equal monthly installments thereafter.
(4)Option vests over four years, provided Mr. Calderoni remains in continuous service following the vesting commencement date of June 10, 2019, with 1/16th vesting in substantially equal quarterly installments.
(5)Option vests over four years, provided Mr. Calderoni remains in continuous service following the vesting commencement date of March 9, 2020, with 1/48th vesting in substantially equal monthly installments.
(6)Represents the remainder of an award of RSUs granted to Mr. Calderoni with a vesting commencement date of September 10, 2018, which vests in connection with Mr. Calderoni’s continuous service over four years, with 50% vesting upon completion of two years of service and the remainder vesting in 8 substantially equal quarterly installments thereafter.
(7)Represents the remainder of an award of RSUs granted to Mr. Calderoni with a vesting commencement date of June 10, 2019, which vests in connection with Mr. Calderoni’s continuous service over four years, with 1/16th vesting in substantially equal quarterly installments.
(8)Represents the remainder of an award of RSUs granted to Mr. Calderoni with a vesting commencement date of March 10, 2020, which vests in connection with Mr. Calderoni’s continuous service over four years, with 1/16th vesting in substantially equal quarterly installments.
(9)Represents the remainder of an award of RSUs granted to Mr. Calderoni with a vesting commencement date of March 10, 2021, which vests in connection with Mr. Calderoni’s continuous service over four years, with 1/16th vesting in substantially equal quarterly installments.
(10)Represents the number of shares issuable pursuant to a PSU award granted to Mr. Calderoni assuming performance conditions are achieved at target. The number of shares that could be earned will range between 0% and 200% of the target, depending on our total stockholder return as compared to the TSR Peer Group over 1-year, 2-year and 3-year cumulative performance periods. The vesting of the shares are also subject to Mr. Calderoni remaining in continuous service through the end of each such performance period. Up to 1/3 of the target award is eligible to be earned during each of the first two performance periods and up to 200% of the target award (less any portion of the award that previously vested during the first two performance periods) is eligible to be earned during the third performance period.
(11)Represents an award of RSUs granted to Mr. Mehta which vests in connection with Mr. Mehta’s continuous service, with 7/36th vesting if Mr. Mehta remains in continuous service through March 10, 2022, and the remainder vesting in 10 substantially equal quarterly installments thereafter.
(12)Represents the number of shares issuable pursuant to PSU award granted to Mr. Mehta assuming performance conditions are achieved at target. The number of shares that could be earned will range between 0% and 200% of target. The award is subject to both a service-based condition and a performance-based condition, with the performance-based condition based on our achievement of certain per share stock requirements. The service-based conditions will be satisfied subject to Mr. Mehta’s continuous service with respect to 7/48ths of the award units on March 10, 2022, and with respect to the remainder in 14 substantially equal quarterly installments thereafter.
(13)Option vests over four years, provided Mrs. Pinczuk remains in continuous service following the vesting commencement date of February 27, 2019, with 25% vesting upon the completion of one year of service and the remainder vesting in 36 substantially equal monthly installments thereafter.
(14)Option vests over three years, provided Mrs. Pinczuk remains in continuous service following the vesting commencement date of June 10, 2019, with 50% vesting upon the completion of two years of service and the remainder vesting upon the completion of three years of service.
(15)Option vests over four years, provided Mrs. Pinczuk remains in continuous service following the vesting commencement date of March 9, 2020, with 1/48th vesting in substantially equal monthly installments.
(16)Represents the remainder of an award of RSUs granted to Mrs. Pinczuk which vests in connection with Mrs. Pinczuk’s continuous service, with 1/4th vesting if Mrs. Pinczuk remains in continuous service through March 10, 2020, and the remainder vesting in 12 substantially equal quarterly installments thereafter.
(17)Represents the remainder of an award of RSUs granted to Mrs. Pinczuk with a vesting commencement date of June 10, 2019, which vests in connection with Mrs. Pinczuk’s continuous service over three years, with 50% vesting upon completion of two years of service and the remainder vesting upon completion of three years of service.
(18)Represents the remainder of an award of RSUs granted to Mrs. Pinczuk with a vesting commencement date of March 10, 2020, which vests in connection with Mrs. Pinczuk’s continuous service over four years, with 1/16th vesting in substantially equal quarterly installments.
(19)Represents the remainder of an award of RSUs granted to Mrs. Pinczuk with a vesting commencement date of March 10, 2021, which vests in connection with Mrs. Pinczuk’s continuous service over four years, with 1/16th vesting in substantially equal quarterly installments.
(20)Represents the number of shares issuable pursuant to a PSU award granted to Mrs. Pinczuk assuming performance conditions are achieved at target. The number of shares that could be earned will range between 0% and 200% of the target, depending on our total stockholder return as compared to the TSR Peer Group over 1-year, 2-year and 3-year cumulative performance periods. The vesting of the shares are also subject to Mrs. Pinczuk remaining in continuous service through the end of each such performance period. Up to 1/3 of the target award is eligible to be earned during each of the first two performance periods and up to 200% of the target award (less any portion of the award that previously vested during the first two performance periods) is eligible to be earned during the third performance period.
(21)Represents the number of shares issuable pursuant to PSU award granted to Mrs. Pinczuk assuming performance conditions are achieved at target. The number of shares that could be earned will range between 0% and 200% of target. The award is subject to both a service-based condition and a performance-based condition, with the performance-based condition based on our achievement of certain per share stock requirements. The service-based conditions will be satisfied subject to Mrs. Pinczuk’s continuous service with respect to 8/48ths of the award units on June 10, 2022, and with respect to the remainder in 14 substantially equal quarterly installments thereafter.
(22)Represents the remainder of an award of RSUs granted to Mr. Schuh which vests in connection with Mr. Schuh’s continuous service, with 8/36th vesting if Mr. Schuh remains in continuous service through September 10, 2021, and the remainder vesting in 10 substantially equal quarterly installments thereafter.
(23)Represents an award of RSUs granted to Mr. Schuh which vests in connection with Mr. Schuh’s continuous service, with 25% vesting if Mr. Schuh remains in continuous service through March 10, 2022, and the remainder vesting in 12 substantially equal quarterly installments thereafter.
(24)Represents the number of shares issuable pursuant to PSU award granted to Mr. Schuh assuming performance conditions are achieved at target. The number of shares that could be earned will range between 0% and 200% of target. The award is subject to both a service-based condition and a performance-based condition, with the performance-based condition based on our achievement of certain per share stock requirements. The service-based conditions will be deemed satisfied subject to Mr. Schuh’s continuous service with respect to 8/48ths of the award units on September 10, 2021, and with respect to the remainder in 14 substantially equal quarterly installments thereafter.

(25)Represents the number of shares issuable pursuant to a PSU award granted to Mr. Schuh assuming performance conditions are achieved at target. The number of shares that could be earned will range between 0% and 200% of the target, depending on our total stockholder return as compared to the TSR Peer Group over 1-year, 2-year and 3-year cumulative performance periods. The vesting of the shares are also subject to Mr. Schuh remaining in continuous service through the end of each such performance period. Up to 1/3 of the target award is eligible to be earned during each of the first two performance periods and up to 200% of the target award (less any portion of the award that previously vested during the first two performance periods) is eligible to be earned during the third performance period.
(26)Represents the number of shares issuable pursuant to PSU award granted to Mr. Schuh assuming performance conditions are achieved at target. The number of shares that could be earned will range between 0% and 200% of target. The award is subject to both a service-based condition and a performance-based condition, with the performance-based condition based on our achievement of certain per share stock requirements. The service-based conditions will be satisfied subject to Mr. Schuh’s continuous service with respect to 8/48ths of the award units on June 10, 2022, and with respect to the remainder in 14 substantially equal quarterly installments thereafter.
(27)In connection with Mr. Morton’s termination of employment with the Company on September 10, 2021, all outstanding equity awards were forfeited to the Company.
(28)In connection with Ms. Lee’s termination of employment with the Company on October 1, 2021, all outstanding equity awards were forfeited to the Company.

Fiscal 2022 Option Exercises and Stock Vested Table
The following table sets forth information number of shares our Named Executive Officers acquired upon exercise of options and vesting of shares of our common stock and restricted stock units during Fiscal 2022.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Frank Calderoni	—	—	289,915	$15,886,594
Vikas Mehta	—	—	21,911	$1,437,800
Ana Pinczuk	—	—	111,979	$6,010,223
William Schuh	—	—	20,955	$1,267,711
David H. Morton, Jr.	127,342	$5,496,048	201,798	$11,669,304
Vivie Lee	87,763	$2,238,647	71,897	$4,158,021
_____________________________________________
(1)Value realized is based on the closing price of our common stock on the date of exercise minus the exercise price.
(2)Value realized is based on the closing price of our common stock on the vesting date multiplied by the number of RSUs vested.
Severance and Change-in-Control Benefits
Pursuant to the Post-Employment Compensation Agreements and equity award agreements we entered into with each of our NEOs, we have agreed to make certain payments and provide certain benefits upon the conditions described below, generally contingent on the officer executing and not revoking a general release of claims against us and certain related parties (and, to the extent applicable, resigning as a member of our Board). We offer severance and change-in-control payments and benefits to our NEOs in order to provide a measure of security to our NEOs to minimize any distractions related to termination of employment or change-in-control and allow our NEOs to focus on their duties and responsibilities to maximize stockholder value. Except as noted below for Mr. Calderoni, all change-in-control payments and benefits that we provide to our NEOs are “double-trigger” change-in-control benefits in order to maximize our ability to retain our NEOs in the event of a change-in-control. Further, we do not provide any tax gross ups on any excise tax payments to our NEOs pursuant to their severance and change-in-control agreements.
Mr. Calderoni
Pursuant to the Post-Employment Compensation Agreement and equity award agreements we entered into with Mr. Calderoni, if he dies or becomes disabled, is terminated without “Cause”, or resigns for “Good Reason” (each as defined therein and referred to herein as a “qualifying termination”) at any time during his service with us, he will be eligible to receive the following benefits:
•Severance Payments:
◦severance payments in an aggregate amount equal to the sum of 100% of his annual base salary plus 100% of his target annual bonus in effect at the time of termination paid over the 12-month period following such qualifying termination of employment (or in a lump sum if his employment ends at any time as a result of his death or disability); or
◦if such qualifying termination of employment occurs during the period commencing three months prior to and ending 18 months after a change-in-control, he will instead receive a lump-sum payment in an amount equal to the sum of 150% of his annual base salary plus 150% of his target annual bonus then in effect;
•COBRA:
◦a lump-sum payment in an amount equal to the COBRA premiums he would be required to pay to continue healthcare coverage for a period of 18 months;
•Equity Vesting:
◦any unvested shares subject to his then-outstanding equity awards that would have vested during the six-month period following such qualifying termination of employment will immediately vest, and in the case of options become immediately exercisable, and any performance-based goals will be deemed to have been met at the greater of actual performance or target levels; or
◦if such qualifying termination of employment occurs during the period commencing three months prior to and ending 18 months after a change-in-control, all of then unvested shares subject to the then-outstanding equity awards will immediately vest, and, in each case, any performance-based goals will be deemed to have been met at the greater of actual performance or target levels.
In addition, if Mr. Calderoni remains employed through the occurrence of a change-in-control, then 50% of the then-unvested shares subject to Mr. Calderoni’s equity awards will immediately vest, and in the case of options become immediately exercisable, and if Mr. Calderoni remains employed with us through the one-year anniversary of a change-in-control, then all of the then-unvested shares subject to such awards will immediately vest, and in the case of options become immediately exercisable and any performance-based goals will be deemed to have been met based on actual performance. These change-in-control terms were part of the employment letter we entered into with Mr. Calderoni prior to our IPO and were not modified when we became a public company.
Mr. Mehta, Mrs. Pinczuk, and Mr. Schuh
We have also entered into Post-Employment Compensation Agreements and equity award agreements with Mr. Mehta, Mrs. Pinczuk, and Mr. Schuh in connection with the commencement of their employment. Pursuant to each of their Post-Employment Compensation Agreements and equity award agreements, if the Named Executive Officer dies or becomes disabled, is terminated without “Cause”, or resigns for “Good Reason” (each as defined in the respective Named Executive Officer’s Post-Employment Compensation Agreements) at any time during their service with us, the terminated Named Executive Officer will be eligible to receive:
•Severance Payments:
◦severance payments in an aggregate amount equal to 50% of their annual base salary paid over the 6-month period following such qualifying termination of employment (or in a lump-sum payment if their employment ends at any time as a result of their death or disability), plus, in the case of Mr. Schuh, a lump-sum payment equal to a pro-rated amount (based on the date of the termination) of his target annual bonus as in effect for the fiscal year in which the termination occurs; or
◦if such qualifying termination of employment occurs during the period commencing three months prior to and ending 12 months after our change-in-control, they will instead receive a lump-sum payment in an amount equal to the sum of 100% of their annual base salary plus 100% of their target annual bonus then in effect;
•COBRA:
◦a lump-sum payment in an amount equal to the COBRA premiums they would be required to pay to continue healthcare coverage for a period of 6 months; or
◦if such qualifying termination occurs during a change-in-control period, the Named Executive Officer will instead receive a lump-sum payment in an amount equal to the COBRA premiums they would be required to pay to continue health coverage for a period of 12 months.
•Equity Vesting:
◦if such qualifying termination of employment occurs during a change-in-control period (or their employment ends at any time as a result of their death or disability), all of the unvested shares subject to their then-outstanding equity awards will immediately vest, and in the case of options become immediately exercisable, and any performance-based goals will be deemed to have been met at the greater of actual performance or target levels; and
◦if Mr. Mehta is subject to a qualifying termination outside of a change-in-control period within the first 12 months of his service with the Company, then approximately 1/12 of the RSUs granted to him pursuant to his offer letter (for awards that are outstanding as of the date of termination) shall immediately vest.
In addition, if Mr. Mehta, Mrs. Pinczuk and Mr. Schuh remain employed through the occurrence of a change-in-control, then any performance-based goals will be deemed satisfied based on actual performance, and with respect to relative TSR PSUs only, a pro-rata portion will vest on the change-in-control with the remainder vesting at the end of the second or third performance period, depending on the timing of the change-in-control.

David H. Morton, Jr. and Vivie Lee resigned from the Company prior to the end of Fiscal 2022 and are not entitled to any change-in-control benefits or payments.
For further details on the Severance Plan, see Part III, Item 11 “Compensation of Named Executive Officers—Potential Payments upon Termination or Change-in-Control.”

Potential Payments upon Termination or Change-in-Control
The following table provides a summary of the estimated value of potential payments and severance benefits that would be due to each of our NEOs if such NEO is subject to a qualifying termination of employment or we experience a change-in-control:

Name	Type of Benefit	Qualifying Termination Following Termination Without Cause or for Good Reason Outside Change-in-Control Period(*) ($)		Qualifying Termination Following Disability or Death Outside Change-in-Control Period(*) ($)	Qualifying Termination During Change-in-Control Period(*) ($)
Frank Calderoni
	Severance	450,000	(1)	450,000	675,000
	Bonus	450,000	(1)	450,000	675,000
	Accelerated Vesting of Stock Options(2)	3,484,324		3,484,324	5,578,430	(3)
	Accelerated Vesting of RSUs(4)	7,103,050		7,103,050	16,579,400	(5)
	Accelerated Vesting of PSUs	557,103		3,342,618	3,342,618	(6)
	COBRA Premiums	55,175		55,175	55,175
	Total	12,099,652		14,885,167	26,905,623
Vikas Mehta
	Severance	200,000	(7)	200,000	400,000
	Bonus	—		—	300,000
	Accelerated Vesting of Stock Options(2)	—		—	—
	Accelerated Vesting of RSUs(4)	734,620	(8)	8,815,445	8,815,445
	Accelerated Vesting of PSUs	—		4,407,723	4,407,723
	COBRA Premiums	4,718		4,718	9,436
	Total	939,338		13,427,886	13,932,604
Ana Pinczuk
	Severance	200,000	(7)	200,000	400,000
	Bonus	—		—	300,000
	Accelerated Vesting of Stock Options(2)	—		748,284	748,284
	Accelerated Vesting of RSUs(4)	—		7,697,667	7,697,667
	Accelerated Vesting of PSUs	—		3,162,726	3,162,726
	COBRA Premiums	5,989		5,989	11,979
	Total	205,989		11,814,666	12,320,656
William Schuh
	Severance	200,000	(7)	200,000	400,000
	Bonus	400,000		400,000	400,000
	Accelerated Vesting of Stock Options(2)	—		—	—
	Accelerated Vesting of RSUs(4)	—		3,944,041	3,944,041
	Accelerated Vesting of PSUs	—		6,499,888	6,499,888
	COBRA Premiums	18,392		18,392	36,783
	Total	618,392		11,062,321	11,280,712
David H. Morton, Jr. (9)
Vivie Lee (10)
_______________________________________________
(*)NEOs may be eligible to receive change-in-control payments in the event that a qualifying termination occurs prior to a change-in-control. For Mr. Calderoni, “change-in-control period” means the period commencing 3 months prior to and ending 18 months after our change-in-control. With respect the rest of our NEOs, “change-in-control period” means the period commencing 3 months prior to and ending 12 months after a change-in-control. All payments will be made in a lump sum unless otherwise noted. This table assumes that the qualifying termination or change-in-control occurred on January 31, 2022.
(1)Payments to be made over a 12-month period.
(2)The amounts shown represent the value of options that receive accelerated vesting assuming that the market price per share of our common shares on the date of termination of employment (or change-in-control if applicable) was equal to the closing price on January 31, 2022, or $48.28 per share, and are based on the difference between this price and the exercise price of options held by the NEO. As a result, the amounts represented do not include any value for the acceleration of options that have an exercise price greater than $48.28 or for options that were already vested as of January 31, 2022.
(3)The amount shown represents the estimated value of accelerated vesting of 100% of Mr. Calderoni’s unvested options in the event he is terminated during a change-in-control period. If instead he remains in continuous service through a change-in-control, the estimated value of accelerated vesting of options due to Mr. Calderoni, as a result of the vesting of his outstanding stock options, would be $2,789,215. If he remains in continuous service through the 12-month anniversary of a change-in-control, the estimated value of potential payments due to Mr. Calderoni, as a result of the vesting of his outstanding stock options, would be an additional $2,789,215.
(4)The amounts shown represent the value of awards of RSUs that receive accelerated vesting assuming that the market price per share of our common shares on the date of termination of employment (or change-in-control if applicable) was equal to the closing price on January 31, 2022, or $48.28 per share.
(5)The amount shown represents the estimated value of the accelerated vesting of RSUs due to Mr. Calderoni in the event he is terminated during a change-in-control period. If instead he remains in continuous service through a change-in-control, the estimated value of potential payments due to Mr. Calderoni, as a result of the vesting of his RSUs, would be $8,289,700 and, if he remains in continuous service through the 12-month anniversary of a change-in-control, the estimated value of accelerated vesting of RSUs due to Mr. Calderoni would be an additional $8,289,700.
(6)The amount shown represents the estimated value of the accelerated vesting of PSUs due to Mr. Calderoni in the event he is terminated during a change-in-control period. If instead he remains in continuous service through a change-in-control, the estimated value of potential payments due to Mr. Calderoni, as a result of the vesting of his PSUs, would be $0 as our actual performance as compared to our TSR Peer Group was below the threshold level necessary for any portion of the PSU award to vest.
(7)Payments to be made over a 6-month period.
(8)The amount shown represents the estimated value of the accelerated vesting of approximately 1/12 of Mr. Mehta’s then-unvested RSUs.
(9)Mr. Morton’s employment terminated on September 10, 2021.
(10)Ms. Lee’s employment terminated on October 1, 2021.
In order for a NEO to be eligible to receive payment upon a qualifying termination of employment, such NEO must agree to enter into our then-standard separation agreement and release of claims which, among other things, may contain non-disparagement and non-solicitation terms.
Merger Agreement
Further, pursuant to the terms of the Merger Agreement, the performance metrics for all of the unvested shares subject to PSU awards for Mr. Calderoni, Mr. Mehta, Mrs. Pinczuk and Mr. Schuh will be deemed achieved as of immediately prior to the effective time of the merger at 100% of target levels and 1/3 of the shares subject to each award shall vest at the effective time, 1/3 shall vest on February 1, 2023 and 1/3 shall vest on February 1, 2024, subject to the holder’s continued service. In addition, each vested and unvested Company option and RSU (not subject to performance based vesting condition) outstanding will be cancelled and converted into the right to receive an amount in cash. Each unvested Company option and RSU will vest and be payable at the same time as such unvested Company options and RSUs would have vested pursuant to its terms (including, for the avoidance of doubt, with respect to any terms providing for acceleration of vesting) and subject to such NEO’s continuous service until the applicable vesting date(s).
To the extent that either the terms provided in the Merger Agreement or the executive’s Post-Employment Compensation Agreement or and equity award agreements provides for more favorable treatment with respect to the achievement of a performance or vesting condition or the timing of payments in connection with the proposed merger described in the Merger Agreement, the more favorable terms shall apply.
For further information regarding the Merger, the Merger Agreement, and the treatment of our executive’s equity awards and compensation arrangements assuming the closing of the Merger, see Anaplan’s definitive proxy statement on Schedule 14A filed with the SEC on May 2, 2022 (including any amendments or supplements thereto), including the section titled “The Merger—Interests of Anaplan’s Directors and Executives Officers in the Merger.”

CEO Pay Ratio Disclosure
As required by SEC rules, we are providing the following information about the relationship between the annual total compensation of our CEO, Frank Calderoni, and the median of the annual total compensation of all our employees (other than our CEO).
For Fiscal 2022:
•Our CEO’s annual total compensation, as reported in our Summary Compensation Table, was $13,800,228;
•The median of the annual total compensation for all our employees was $258,628; and
•The ratio of our CEO’s annual total compensation to the median of the annual total compensation of all our employees was 53 to 1.
This ratio is a reasonable estimate calculated in a manner consistent with SEC rules.
For the period from February 1, 2021 to January 31, 2022, there was not a significant change in our employee population or employee compensation arrangements. Accordingly, we do not believe that there have been developments that would result in a significant change to our pay ratio disclosure. Therefore, we used the same median employee for Fiscal 2022 as we did in Fiscal 2021.
In 2021, we selected January 31, 2022, the last day of our fiscal year, as the determination date on which we would identify our median employee. Our employee population included full-time, part-time, and temporary workers (other than our CEO) who were employed by us or any of our consolidated subsidiaries on January 31, 2022. We did not consider any independent contractors or non-employee workers when determining our employee population.
To identify our median employee, we used a consistently applied compensation measure consisting of each employee’s annual salary rate, target bonus and target commissions as of January 31, 2022. We also converted payments made in currencies other than U.S. dollars to U.S. dollars using the currency exchange rate in effect as of January 31, 2022. We did not make any cost-of-living adjustments.
Once we identified our median employee, we calculated the median employee’s annual total compensation using the same methodology we used to determine the annual total compensation of our CEO, as reported in Part III, Item 11, “Compensation of our Named Executive Officers - Summary Compensation Table.”
The SEC rules for identifying the median of the annual total compensation of all employee allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions that reflect their employee population and compensation practices. As a result, the CEO pay ratio that we have reported may not be comparable to the CEO pay ratio reported by other companies as other companies have different employee populations and compensation practices and may have used different methodologies, exclusions, estimates and assumptions to calculate their pay ratio.

COMPENSATION OF DIRECTORS
Our director compensation program is designed to compensate our non-employee directors fairly for the level of contribution expected for a company of our size and scope and align their interests with the long-term interests of our stockholders. The program reflects our desire to attract, retain and use the expertise of highly qualified individuals serving on our Board. Employee-directors do not receive any additional compensation for serving as a director.
The Compensation Committee recommends and administers the policies that govern the level and form of director compensation, with assistance from the Compensation Committee’s independent compensation consultant, Compensia, Inc. The Board reviews and approves the policies recommended by the Compensation Committee. It is the Board’s practice to maintain a fair compensation program at the Board level, which is designed to be competitive with compensation programs of comparable companies. In addition, the Compensation Committee believes that a substantial portion of the total director compensation should be in the form of equity in the Company in order to better align the interests of our directors with the long-term interests of our stockholders.
In Fiscal 2021, we adopted stock ownership guidelines that require all of our non-employee directors to own a specific amount of our common stock to better align their interests with the interests of our stockholders. See Part III, Item 11, “Compensation Discussion and Analysis - Other Company Policies and Compensation Considerations” for additional information about our stock ownership guidelines.
During Fiscal 2022, Compensia, Inc., conducted a review of director compensation levels relative to our peer group. Following review of how our then-current director compensation program was positioned relative to our peer group, the Compensation Committee recommended, and the full Board approved, an increase in the equity retainer of $10,000 and a change to the cash compensation as described in the Director Compensation Program table below. We used the same peer group for evaluation of our director compensation program as was used to review our executive compensation program. See Part III, Item 11, “Compensation Discussion and Analysis - Compensation and Governance Practices and Policies” for additional details. These changes were made effective as of June 15, 2021.
We also have a policy of reimbursing all of our non-employee directors for their reasonable out-of-pocket expenses in connection with attending Board and committee meetings.
Director Compensation Program
Our Fiscal 2022 director compensation program for non-employee directors consisted of the following elements:

Board or Board Committee	Position	Cash Retainer As of June 15, 2021 (1)
Board Member (plus as applicable)		$35,000
Audit Committee	Chairperson	$20,000
	Member	$10,000
Compensation Committee	Chairperson	$15,000
	Member	$7,500
Nominating and Corporate Governance Committee	Chairperson	$10,000
	Member	$5,000
Lead Independent Director(2)		$20,000
Equity Award		Intended Target Value(3)
Annual RSU Award		$200,000
___________________________________________
(1)The retainer for non-employee directors is paid in equal quarterly installments and the annual amount of the retainer for a Audit Committee Member was increased from $8,000 to $10,000, the Compensation Committee Chair was increased from $12,000 to $15,000, a Compensation Committee Member was increased from $6,000 to $7,500, the Nominating and Corporate Governance Chair was increased from $8,000 to $10,000, a Nominating and Corporate Governance Member was increased from $4,000 to $5,000, and the Lead Independent Director was increased from $15,000 to $20,000, effective as of June 15, 2021.
(2)This retainer also applies to the Chair of the Board if they are a non-employee director.

(3)The target value of annual equity awards was increased from $190,000 to $200,000 effective June 15, 2021.
Upon the conclusion of each regular annual meeting of stockholders, each non-employee director who will continue to serve on our Board (including a director elected or appointed at such meeting) will be granted RSUs under our 2018 Equity Incentive Plan with a target value of $200,000.
Each person who first becomes a non-employee director other than on the date of a regular annual meeting of stockholders will be granted a pro-rated annual equity award under our 2018 Equity Incentive Plan consisting of RSUs. This pro-rated annual equity award will have an aggregate target value equal to (i) $200,000, multiplied by (ii) a fraction, the numerator of which is the number of whole months remaining until the one-year anniversary of the most recent annual meeting of stockholders and the denominator of which is 12. Consistent with Anaplan’s overall equity program design, each annual equity award and pro-rated annual equity award will be determined by dividing the target value or pro-rated target value for such award by (i) the average closing price of our common stock over the 90 calendar day period ending on the first trading day of the month in which the grant is made, or (ii) if the closing price of our common stock two trading days before the date of grant is 25% higher or lower than the average closing price as calculated under subsection (i), then the average closing price over the 30 calendar day period ending two trading days before the date of grant. Subject to a non-employee director’s continued service, each award will vest in full on the earlier of the one-year anniversary of the date of grant or on the date of the next annual meeting of stockholders. The awards will also vest in full in the event of a “change-in-control” (as defined in our 2018 Equity Incentive Plan).
Fiscal 2022 Director Compensation Table
The compensation earned by or awarded to our non-employee directors for Fiscal 2022 is summarized in the table below:

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)
Robert E. Beauchamp	$69,336	$183,252	—	$252,588
Susan L. Bostrom	$48,883	$183,252	—	$232,135
David Conte	$59,628	$183,252	—	$242,880
Allan Leinwand	$39,628	$183,252	—	$222,880
Brooke Major-Reid	$35,000	$183,252	—	$218,252
Sandesh Patnam	$44,255	$183,252	—	$227,507
Suresh Vasudevan	$41,942	$183,252	—	$225,194
Yvonne Wassenaar	$44,255	$183,252	—	$227,507
___________________________________________
(1)The amounts shown represent the aggregate grant date fair value of RSU awards granted in Fiscal 2022 for financial reporting purposes pursuant to the provisions of Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). Such amounts do not represent amounts paid to or realized by the non-employee director. See Note 6, “Employee Stock Plans” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for Fiscal 2022 regarding assumptions underlying the valuation of equity awards. Additional information regarding the RSU awards granted to or held by each non-employee director on the last day of Fiscal 2022 is set forth in the table below.

The aggregate number of outstanding RSU and stock option awards held by each of our non-employee directors as of January 31, 2022, and the number of shares subject to such awards that were granted during Fiscal 2022 are set forth in the table below:

	Number of Stock Awards Granted in FY’22(1)	Aggregate Number of Stock Awards Outstanding	Number of Options Granted in FY’22	Aggregate Number of Options Outstanding
Robert E. Beauchamp	3,537	3,537	—	137,700
Susan L. Bostrom	3,537	3,537	—	147,770
David Conte	3,537	3,537	—	2,770
Allan Leinwand	3,537	3,537	—	594
Brooke Major-Reid	3,537	3,537	—	—
Sandesh Patnam	3,537	3,537	—	2,770
Suresh Vasudevan	3,537	3,537	—	2,974
Yvonne Wassenaar	3,537	3,537	—	1,342
___________________________________________
(1)Pursuant to our non-employee director compensation program, each of our directors was granted 3,537 RSUs on June 15, 2021, with each RSU representing a contingent right to receive one share of our common stock. Subject to a non-employee director’s continued service, the RSUs will vest in full on the earlier of the one-year anniversary of the date of grant or on the date of the next annual meeting of stockholders after the date of grant.
REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
The information contained in the following report of Anaplan’s compensation committee is not considered to be “soliciting material,” “filed” or incorporated by reference in any past or future filing by us under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless and only to the extent that Anaplan specifically incorporates it by reference.
The Compensation Committee has reviewed and discussed the section captioned Part III, Item 11 “Compensation Discussion and Analysis” with management and the Board. In reliance on the review and discussions referred to above, the Compensation Committee recommended to the Board, and the Board approved, that this Compensation Discussion and Analysis be included in this Amendment to the Annual Report on Form 10-K for the year ended January 31, 2022.

Respectfully submitted,

THE COMPENSATION COMMITTEE

Susan L. Bostrom, Chair Robert E. Beauchamp Suresh Vasudevan

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information concerning our equity compensation plans consisting of the 2012 Stock Plan, 2018 Equity Incentive Plan and the 2018 Employee Stock Purchase Plan as of January 31, 2022.

Equity compensation plans	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by stockholders	13,318,298	(1)	$11.79	(2)	30,144,113	(3)
Equity compensation plans not approved by stockholders
Total	13,318,298		11.79		30,144,113
_____________________________________________________
(1)This number includes 8,519,539 shares of common stock that were subject to issuance upon the exercise or vesting of awards granted under our 2018 Equity Incentive Plan and 4,798,759 shares of common stock that were subject to issuance upon the exercise or vesting of awards granted under the 2012 Stock Plan (the “2012 Plan”).
(2)This value is calculated based on the exercise price of options outstanding under 2018 Equity Incentive Plan and 2012 Plan.
(3)This number includes 25,468,836 shares of common stock available for future issuance under the 2018 Equity Incentive Plan, and 4,675,277 shares of common stock available for future issuance under our 2018 Employee Stock Purchase Plan. On the first day of each fiscal year of the Company during the term of the 2018 Equity Incentive Plan, commencing on February 1, 2019 and ending on (and including) February 1, 2028, the aggregate number of common shares that may be issued under the 2018 Plan shall automatically increase by a number equal to the least of (a) 5% of the total number of common shares issued and outstanding on the last day of the preceding fiscal year, (b) 7,500,000 of common shares subject to anti-dilution adjustments or (c) a number of common shares determined by the Board. The number of shares of common stock available for sale under the 2018 Employee Stock Purchase Plan also includes an annual increase on the first day of each fiscal year beginning on February 1, 2019, equal to the least of: (i) 1% of the outstanding shares of common stock as of the last day of the preceding fiscal year, (ii) 1,500,000 shares of stock subject to anti-dilution adjustments or (iii) such other amount as the Board may determine.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table provides information concerning beneficial ownership of our common stock as of April 1, 2022 by:
•each stockholder, or group of affiliated stockholders, known to us to beneficially own more than 5% of our outstanding common stock;
•each of our named executive officers;
•each of our directors; and
•all of our current executive officers and directors as a group.
The table below is based upon information supplied by officers, directors and principal stockholders and Schedule 13Gs and 13Ds filed with the SEC through April 1, 2022.
The percentage ownership is based upon 150,450,337 shares of common stock outstanding as of April 1, 2022.
For purposes of the table below, we deem shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty days of April 1, 2022 and common stock subject to restricted stock unit awards that will vest within sixty days of April 1, 2022 to be outstanding and to be beneficially owned by the person holding the options, warrants, or restricted stock unit award for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
5% Stockholders
FMR LLC (2)	10,170,150	6.8%
The Vanguard Group and Affiliates (3)	13,141,007	8.7%
Directors and Named Executive Officers:
Frank Calderoni(4)	3,594,206	2.4%
Vikas Mehta(5)	39,427	*
Ana Pinczuk(6)	166,534	*
William Schuh(7)	21,690	*
David H. Morton, Jr.(8)	1,212	*
Vivie Lee(9)	1,173	*
Robert E. Beauchamp(10)	193,337	*
Susan L. Bostrom(11)	156,337	*
David Conte(12)	261,337	*
Allan Leinwand(13)	6,151	*
Brooke Major-Reid(14)	1,676	*
Sandesh Patnam(15)	2,125,457	1.4%
Suresh Vasudevan(16)	11,731	*
Yvonne Wassenaar(17)	7,822	*
All Directors and Executive Officers as a group (14 persons)(18)	6,588,090	4.3%
___________________________________________

*Represents beneficial ownership of less than 1% of Anaplan’s common stock outstanding.
(1)Unless otherwise indicated, the address for each beneficial owner is c/o Anaplan, Inc. is 50 Hawthorne Street, San Francisco, California 94105.
(2)Based solely on the information contained in a Schedule 13G filed with the SEC by FMR LLC (“FMR”) and Abigail P. Johnson on February 9, 2022, FMR and Ms. Johnson are the beneficial owners of 10,170,150 shares of common stock. FMR has sole power to vote or direct the vote with respect to 856,354 shares that it beneficially owns and no shared voting power. It has sole power to dispose or direct the disposition of 10,170,150 shares that it beneficially owns and no shared dispositive power. Ms. Johnson is a director, the Chairman and the Chief Executive Officer of FMR. Members of the Johnson family, including Ms. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Neither FMR nor Ms. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company LLC (“FMR Co. LLC”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co. LLC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address for each person and entity listed above is 245 Summer Street, Boston, Massachusetts 02110.
(3)Based on information provided in a Schedule 13G/A that was filed with the SEC on February 10, 2022, by The Vanguard Group, Inc., The Vanguard Group, Inc. reported sole voting power with respect to 0 shares, sole dispositive power with respect to 12,935,904 shares, shared voting power with respect to 82,667 shares and shared dispositive power with respect to 205,103 shares of our common stock as of December 31, 2021. The Vanguard Group, Inc.’s clients, including investment companies registered under the Investment Company Act of 1940 and other managed accounts, have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of securities reported herein. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(4)Consists of (i) 752,892 shares of common stock held by Mr. Calderoni, (ii) 381,459 shares of common stock held by Frank Calderoni & Brenda Zawatski Living Trust U/A/D 3/11/05, of which Frank Calderoni and his wife are trustees and beneficiaries, and (iii) 2,459,855 shares subject to options exercisable within 60 days of April 1, 2022.
(5)Consists of 39,427 shares of common stock.
(6)Consists of (i) 54,867 shares of common stock and (ii) 111,667 shares of common stock subject to options exercisable within 60 days of April 1, 2022.
(7)Consists of 21,690 shares of common stock.
(8)Consists of 1,212 shares of common stock. Based solely on information provided to the Company by Mr. Morton, a former executive officer, as of March 7, 2022.
(9)Consists of (i) 1,173 shares of common stock. Based solely on information provided to the Company by Ms. Lee, a former executive officer, as of March 11, 2022.
(10)Consists of (i) 55,567 shares of common stock and (ii) 137,770 shares of common stock subject to options exercisable within 60 days of April 1, 2022.
(11)Consists of (i) 8,567 shares of common stock and (ii) 147,770 shares of common stock subject to options exercisable within 60 days of April 1, 2022.
(12)Consists of (i) 258,567 shares of common stock and (ii) 2,770 shares of common stock subject to options exercisable within 60 days of April 1, 2022.
(13)Consists of (i) 5,557 shares of common stock and (ii) 594 shares of common stock subject to options exercisable within 60 days of April 1, 2022.
(14)Consists of 1,676 shares of common stock.
(15)Consists of (i) 59,283 shares of common stock by Mr. Patnam, (ii) 2,063,404 shares of common stock held by Napean Trading and Investment Company (Singapore) Pte. Ltd., an entity affiliated with Premji Invest, and (iii) 2,770 shares of common stock subject to options exercisable within 60 days of April 1, 2022. Mr. Patnam is affiliated with Premji Invest and as such Mr. Patnam may be deemed to have voting and investment power with respect to shares held by Napean Trading and Investment Co (Singapore) Pte. Ltd. Mr. Patnam disclaims beneficial ownership of the shares held by Napean Trading and Investment Co (Singapore) Pte. Ltd. except to the extent of any pecuniary interest therein.
(16)Consists of (i) 8,757 shares of common stock and (ii) 2,974 shares of common stock subject to options exercisable within 60 days of April 1, 2022.
(17)Consists of (i) 6,480 shares of common stock and (i) 1,342 shares of common stock subject to options exercisable within 60 days of April 1, 2022.
(18)Consists of (i) 3,720,578 shares of common stock and (ii) 2,867,512 shares of common stock subject to options that are exercisable within 60 days of April 1, 2022.

ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Policies and Procedures for Related Party Transactions
Our Board has adopted a written policy for approval of transactions with our directors, Named Executive Officers, stockholders that beneficially own more than 5% of our shares and immediate family members of such persons (each, a “Related Person”). Pursuant to the policy, if any Related Person has a direct or indirect material interest in a transaction or potential transaction in which we have been or will be a participant and the amount involved exceeds $120,000, they must promptly report it to us. The Audit Committee then reviews any such transactions and determines whether or not to approve or ratify them. In doing so, the Audit Committee considers the following:
•the extent of the Related Person’s interest;
•whether the transaction would interfere with the Related Person’s judgment in fulfilling their duties to Anaplan;
•whether the transaction is fair to Anaplan and on terms no less favorable than terms generally available to an unaffiliated third party under similar circumstances;
•whether the transaction is in the interest of Anaplan and its stockholders; and whether the transaction would present an improper conflict of interest; and
•other factors it deems to be appropriate.
In addition, if the transaction involves a director, the Audit Committee will consider whether such transaction would impact such director’s independence under NYSE rules or qualifications to serve on committees under the Company’s Corporate Governance Guidelines and applicable NYSE and SEC rules.
Related Party Transactions
Corey Jacoby, one of our former employees and the son-in-law of one of our directors, Susan Bostrom, was paid $193,401 by us in Fiscal 2022 as compensation as our employee.
We enter into ordinary course commercial dealings with certain companies that we consider arms-length on terms that are consistent with similar transactions with other similarly situated customers and vendors. The Board and/or Audit Committee reviewed the following transactions related to our directors and have determined that none of our directors had or currently has any direct or indirect material interest in any of the transactions described below:
•Allan Leinwand, one of our directors, was Senior Vice President, Engineering at Slack Technologies, Inc.. Slack Technologies, Inc. was acquired by SalesForce.com, Inc. during Fiscal 2022. Both Slack Technologies, Inc. and SalesForce.com, Inc. are customers and suppliers of ours. In Fiscal 2022, approximately $441,647 was due from Slack Technologies, Inc. to us and approximately $3,612,686 was due from SalesForce.com, Inc. to us, for a combined total of $4,054,333. Further, approximately $385,946 was due from us to Slack Technologies, Inc. and approximately $2,870,548 was due from us to SalesForce.com, Inc., for a combined total of $3,256,494.
•Brooke Major-Reid, one of our directors, has been the Chief Capital Officer since May 2021 at Affirm, Inc., which is a customer of ours. In Fiscal 2022, approximately $365,882 was due from Affirm, Inc. to us.
Indemnification Agreements
We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Independent Auditors
The aggregate fees paid or accrued by us for professional services provided by KPMG LLP in Fiscal 2022 and Fiscal 2021 are set forth below.

	Fiscal Year
	2022	2021
Audit Fees	$2,492,309	$2,352,969
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	$10,000	$20,000
Total	$2,502,309	$2,372,969
Audit Fees. This category consists of professional services provided in connection with quarterly consolidated financial statements and audits of our statutory financial statements in non-U.S. jurisdictions.
All Other Fees. This category consists of support services not included in the service categories above.
In Fiscal 2022 and Fiscal 2021, all audit, audit related, tax and all other fees were pre-approved by the Audit Committee. Under the SEC rules, subject to certain permitted de minimis criteria, pre-approval is required for all professional services rendered by our principal accountant. We comply with these SEC rules. In making its recommendation to ratify the appointment of KPMG LLP as our independent registered public accounting firm for Fiscal 2023, the Audit Committee considered whether the services provided to us by KPMG LLP are compatible with maintaining the independence of KPMG LLP from us. The Audit Committee has determined that the provision of these services by KPMG LLP is compatible with maintaining that independence.
Pre-Approval of Services by Independent Auditors
The Audit Committee pre-approves all audit and other permitted non-audit services provided to us by our independent auditors. These services may include audit services, audit-related services, tax services and other permissible non-audit services. The Audit Committee may also pre-approve particular services on a case-by-case basis. Our independent auditors and senior management periodically report to the Audit Committee regarding the extent of services provided by the independent auditors.
ITEM 15.     EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Amendment to our Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of March 20, 2022, by and among Parent, Merger Sub and the Registrant.	8-K	001-38698	2.1	March 20, 2022
3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-K	001-38698	3.1	March 29, 2019
3.2	Amended and Restated Bylaws of Registrant.	10-K	001-38698	3.2	March 29, 2019
4.1	Amended and Restated Investors’ Rights Agreement, dated November 21, 2017, by and among the Registrant and the parties thereto.	S-1	333-227355	4.1	September 14, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date	Filed/ Furnished Herewith
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934	10-K	001-38698	4.2		March 12, 2021
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-227355	10.1		October 1, 2018
10.2#	2012 Stock Plan and forms of agreements thereunder.	S-1	333-227355	10.2		September 14, 2018
10.3#	The Registrant’s 2018 Equity Incentive Plan, including form agreements.	S-8	333-227798	99.2		October 12, 2018
10.4#	Form of Notice of Performance Stock Unit Award and Performance Stock Unit Agreement under 2018 Equity Incentive Plan	10-Q	001-38698	10.1		December 2, 2021
10.5#	The Registrant’s 2018 Employee Stock Purchase Plan.	S-1/A	333-227355	10.7		October 1, 2018
10.6#	Severance and Change in Control Agreement, dated as of September 28, 2018, by and between the Registrant and Frank Calderoni.	S-1/A	333-227355	10.4		October 1, 2018
10.7#	Confirmatory Employment Letter, dated September 28, 2018, between the Registrant and Frank Calderoni.	S-1/A	333-227355	10.8		October 1, 2018
10.8#	Employment Agreement, dated January 29, 2019, and Severance and Change in Control Agreement, between the Registrant and Ana Pinczuk.	10-K	001-38698	10.9		March 30, 2020
10.9#	Offer Letter between Registrant and Vikas Mehta, dated as of June 13, 2021.	10-Q	001-38698	10.1		September 2, 2021
10.10#	Change in Control and Severance Agreement, by and between the Registrant and Vikas Mehta, dated as of June 11, 2021	10-Q	001-38698	10.2		September 2, 2021
10.11#	Employment Agreement, dated September 9, 2018, between the Registrant and David H. Morton, Jr.	S-1	333-227355	10.15		September 14, 2018
10.12#	Severance and Change in Control Agreement, dated as of September 9, 2018, by and between the Registrant and David H. Morton, Jr.	S-1	333-227355	10.16		September 14, 2018
10.13#	Separation Agreement, by and between Registrant and David H. Morton, dated as of July 9, 2021	10-Q	001-38698	10.3	S	September 2, 2021
10.14#	Employment Agreement, dated September 24, 2018, and Severance and Change in Control Agreement, between the Registrant and Vivie Lee.	10-K	001-38698	10.10		March 30, 2020
10.15#	Form of Stock Option Grant Agreement under Anaplan, Inc.’s 2018 Equity Incentive Plan	10-Q	001-38698	10.10		December 10, 2018
10.16#	Compensation Program for Non-Employee Directors.	10-Q	001-38698	10.4		September 2, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.17	Credit Agreement between the Registrant and Wells Fargo, National Association.	S-1/A	333-227355	10.13	October 1, 2018
10.18	Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, N.A.	10-Q	001-38698	10.1	December 9, 2019
10.19	Third Amendment to Credit Agreement and First Amendment to Collateral Agreement, dated as of April 23, 2020, by and among the Registrant, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto.	8-K	001-38698	10.1	April 29, 2020
10.20	Sublease, dated November 9, 2017, by and among the Registrant and athenahealth, Inc.	S-1/A	333-227355	10.14	October 1, 2018
10.21#	Anaplan, Inc. Cash Incentive Plan Agreement	10-Q	001-38698	10.11	December 10, 2018
21.1	List of Subsidiaries of Registrant.	S-1	333-227355	21.1	September 14, 2018
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-38698	23.1	March 23, 2022
24.1	Power of Attorney (included in signature pages).	10-K	001-38698	24.1	March 23, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38698	32.1	March 23, 2022
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38698	32.2	March 23, 2022
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	001-38698	101.INS	March 23, 2022
101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	001-38698	101.SCH	March 23, 2022
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-38698	101.CAL	March 23, 2022
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-38698	101.DEF	March 23, 2022
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	001-38698	101.LAB	March 23, 2022

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-38698	101.PRE	March 23, 2022
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).					X
________________
# Indicates management contract or compensatory plan, contract or agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAPLAN, INC.

	By:	/s/ Frank Calderoni
Date: May 27, 2022		Frank Calderoni Chairman & Chief Executive Officer (Principal Executive Officer)