Form 10-Q
period 2022-04-30
Anaplan, Inc.
filed 2022-06-02
CIK 1540755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of May 27, 2022, the number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding was 150,527,991.

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

PART I
ITEM 1. FINANCIAL STATEMENTS
ANAPLAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	As of
	April 30, 2022	January 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$304,021	$299,371
Accounts receivable, net of allowances for credit losses of $3,090 and $3,224 as of April 30, 2022 and January 31, 2022, respectively	132,657	196,500
Deferred commissions, current portion	50,636	49,124
Prepaid expenses and other current assets	34,650	32,814
Total current assets	521,964	577,809
Property and equipment, net	63,258	63,119
Deferred commissions, net of current portion	109,409	110,044
Goodwill	32,379	32,379
Operating lease right-of-use assets	28,736	31,287
Other noncurrent assets	20,226	17,997
TOTAL ASSETS	$775,972	$832,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,064	$9,294
Accrued expenses	113,426	123,891
Deferred revenue, current portion	352,121	378,882
Operating lease liabilities, current portion	10,081	10,400
Total current liabilities	484,692	522,467
Deferred revenue, net of current portion	2,226	3,271
Operating lease liabilities, net of current portion	23,628	26,046
Other noncurrent liabilities	19,039	18,150
TOTAL LIABILITIES	529,585	569,934
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,750,000 shares authorized as of April 30, 2022 and January 31, 2022; 150,483 and 149,089 shares issued and outstanding as of April 30, 2022 and January 31, 2022	15	15
Accumulated other comprehensive loss	(9,863)	(7,696)
Additional paid-in capital	1,164,672	1,120,959
Accumulated deficit	(908,437)	(850,577)
TOTAL STOCKHOLDERS' EQUITY	246,387	262,701
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$775,972	$832,635
The information as of January 31, 2022, was derived from the Company’s audited Consolidated Balance Sheet as of January 31, 2022.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,
	2022	2021
Revenue:
Subscription revenue	$152,343	$118,343
Professional services revenue	16,816	11,482
Total revenue	169,159	129,825
Cost of revenue:
Cost of subscription revenue	28,635	21,329
Cost of professional services revenue	17,928	11,492
Total cost of revenue	46,563	32,821
Gross profit	122,596	97,004
Operating expenses:
Research and development	43,738	33,212
Sales and marketing	98,387	88,470
General and administrative	40,583	24,945
Total operating expenses	182,708	146,627
Loss from operations	(60,112)	(49,623)
Interest income (expense), net	(31)	(151)
Other income (expense), net	2,566	(459)
Loss before income taxes	(57,577)	(50,233)
Provision for income taxes	(283)	(1,258)
Net loss	(57,860)	(51,491)
Comprehensive loss:
Foreign currency translation adjustments	(2,167)	(1,275)
Comprehensive loss	$(60,027)	$(52,766)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	149,877	144,161
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
For the Three Months Ended April 30, 2022
Balance at January 31, 2022	149,089	$15	$1,120,959	$(7,696)	$(850,577)	$262,701
Stock-based compensation	—	—	39,552	—	—	39,552
Exercise of stock options	549	—	4,161	—	—	4,161
Vesting of restricted stock units	845	—	—	—	—	—
Net loss	—	—	—	—	(57,860)	(57,860)
Foreign currency translation adjustments	—	—	—	(2,167)	—	(2,167)
Balance at April 30, 2022	150,483	$15	$1,164,672	$(9,863)	$(908,437)	$246,387
For the Three Months Ended April 30, 2021
Balance at January 31, 2021	143,502	$14	$932,505	$(7,528)	$(646,978)	$278,013
Stock-based compensation	—	—	35,352	—	—	35,352
Exercise of stock options, net of repurchases and early exercises	357	—	2,098	—	—	2,098
Vesting of restricted stock units	823	—	—	—	—	—
Net loss	—	—	—	—	(51,491)	(51,491)
Foreign currency translation adjustments	—	—	—	(1,275)	—	(1,275)
Balance at April 30, 2021	144,682	$14	$969,955	$(8,803)	$(698,469)	$262,697
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANAPLAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,860)	$(51,491)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,181	6,970
Amortization of deferred commissions	12,506	9,708
Stock-based compensation	38,529	34,071
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	2,495	2,434
Foreign currency remeasurement gains	(2,437)	(554)
Other non-cash items	—	230
Changes in operating assets and liabilities:
Accounts receivable	61,317	43,939
Prepaid expenses and other current assets	(2,577)	(1,301)
Other noncurrent assets	298	(108)
Deferred commissions	(17,347)	(12,547)
Accounts payable and accrued expenses	(7,233)	(11,120)
Deferred revenue	(18,263)	(4,845)
Payments for operating lease liabilities, net	(2,695)	(2,293)
Other noncurrent liabilities	455	716
Net cash provided by operating activities	14,369	13,809
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(878)	(3,113)
Capitalized internal-use software	(3,629)	(3,086)
Net cash used in investing activities	(4,507)	(6,199)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,161	2,092
Principal payments on finance lease obligations	(2,156)	(2,520)
Net cash provided by (used in) financing activities	2,005	(428)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,320)	(656)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	7,547	6,526
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Beginning of period	299,371	320,990
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - End of period	$306,918	$327,516
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$99	$145
Cash paid for income taxes	$316	$784
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Decrease in purchases of property and equipment included in liabilities	$(910)	$(482)
Finance leases for property and equipment	$3,719	$2,910

ANAPLAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the amounts shown in the unaudited condensed consolidated statements of cash flows:

	As of
	April 30, 2022	January 31, 2022
Cash and cash equivalents	$304,021	$299,371
Restricted cash included in other noncurrent assets	2,897	—
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$306,918	$299,371
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
The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, the absence of governmental orders resulting, directly or indirectly, in enjoining or otherwise prohibiting or making illegal the consummation of the Merger, the affirmative vote of the holders of a majority of the voting power of the outstanding shares of the Company’s common stock entitled to vote on the adoption of the Merger Agreement, and expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). The Company made the necessary filings with the FTC and the Antitrust Division of the DOJ on April 1, 2022, and the 30-day waiting period with respect to which expired at 11:59 p.m. Eastern Time on Monday, May 2, 2022. The Transaction is expected to close in June 2022. Upon consummation of the Merger, the Company will cease to be a publicly traded company.
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
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2023, for example, refer to the fiscal year ending January 31, 2023.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting and include the accounts of the Company and its wholly owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated balance sheet as of January 31, 2022, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of comprehensive loss, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the SEC on March 23, 2022.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are stated at fair value. Restricted cash represents cash held to collateralize lease obligations, presented within other noncurrent assets on the accompanying condensed consolidated balance sheet, was $2.9 million as of April 30, 2022.

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1 of the notes to the consolidated financial statements included in the Company’s Form 10-K filed with the SEC on March 23, 2022. There have been no significant changes to these policies during the three months ended April 30, 2022.

Recently Issued Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the accounting related to contract assets and liabilities acquired in business combinations. Under current GAAP, an entity generally recognizes assets and liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 requires that entities recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to businesses combinations occurring on or after the effective date of the amendment. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the timing and overall impact of this standard on our condensed consolidated financial statements.
(2)Consolidated Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following:

	As of
	April 30, 2022	January 31, 2022
	(In thousands)
Computer and office equipment	$77,870	$74,031
Leasehold improvements	18,393	16,834
Internal-use software	50,381	50,680
Construction in progress	17,334	17,015
Property and equipment, gross	163,978	158,560
Less: accumulated depreciation	(100,720)	(95,441)
Property and equipment, net	$63,258	$63,119
Depreciation expense was $6.8 million and $6.6 million for the three months ended April 30, 2022 and 2021, respectively.
The Company capitalized $5.1 million and $4.2 million in internal-use software in the three months ended April 30, 2022 and 2021, respectively, of which $1.5 million and $1.1 million was stock-based compensation expense for each respective period. Amortization of the capitalized internal-use software, included in total depreciation expense above, was $2.8 million and $2.6 million in the three months ended April 30, 2022 and 2021, respectively.

Accrued Expenses
Accrued expenses consisted of the following:

	As of
	April 30, 2022	January 31, 2022
	(In thousands)
Vendor accruals	$21,441	$14,781
Accrued commission	12,222	21,938
Accrued bonuses	8,309	14,616
Accrued other payroll liabilities	34,202	35,841
Current portion of finance lease obligations	7,727	7,386
Accrued other	29,525	29,329
Accrued expenses	$113,426	$123,891
Preferred Stock
As of April 30, 2022 and January 31, 2022, the authorized preferred stock of the Company consisted of 25 million shares with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of April 30, 2022, and January 31, 2022.

(3)Bank Borrowing
In April 2020, the Company entered into the Third Amendment to Credit Agreement and First Amendment to Collateral Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) as administrative agent and lender (the “Third Amendment”). Among other things, the Third Amendment further amends the Credit Agreement entered into with Wells Fargo in April 2018, as amended in September 2018 and October 2019 (the “Credit Agreement”) in order to: (1) increase the aggregate revolving credit commitment amount by $20.0 million, so that the Company may borrow up to $60.0 million under a secured revolving credit facility, subject to the terms of the Credit Agreement including the accounts receivable borrowing base, for general corporate purposes; and (2) extend the maturity date of the revolving credit facility until April 23, 2022. Also, pursuant to the Third Amendment, any loans drawn on the credit facility will incur interest at a rate equal to the highest of (A) the prime rate, (B) the federal funds rate plus 0.5%, and (C) the one-month LIBOR plus 1%. Interest is payable monthly in arrears with the principal and any accrued and unpaid interest due on April 23, 2022. This Credit Agreement expired on April 23, 2022. As of April 30, 2022 and January 31, 2022, there were no borrowings outstanding.
(4)Leases
The Company leases certain facilities under operating leases, and property and equipment under finance leases that expire from fiscal 2023 to 2028.
The components of lease expense were as follows:

	Three Months Ended April 30,
	2022	2021
	(In thousands)
Operating lease costs	$2,495	$2,434
Finance lease costs
Amortization of assets	$2,178	$2,570
Interest on lease liabilities	99	145
Total finance lease costs	$2,277	$2,715

Supplemental balance sheet information related to leases is as follows:

	As of
	April 30, 2022	January 31, 2022
	(In thousands)
Operating leases:
Operating lease ROU assets	$28,736	$31,287
Operating lease liabilities, current portion	$10,081	$10,400
Operating lease liabilities, net of current portion	23,628	26,046
Total operating lease liabilities	$33,709	$36,446
Finance leases:
Property and equipment, gross	$42,973	$39,499
Less: accumulated depreciation	(27,756)	(25,653)
Property and equipment, net	$15,217	$13,846
Accrued expenses	$7,727	$7,386
Other noncurrent liabilities	7,836	6,923
Total finance lease liabilities	$15,563	$14,309
Weighted-average lease terms and discount rates are as follows:

	As of April 30, 2022
	Operating Leases	Finance Leases
Weighted-average remaining lease terms	3.8 years	2.2 years
Weighted-average discount rates	5.3%	3.3%
Future minimum lease payments under operating leases and finance leases as of April 30, 2022, are as follows:

	As of April 30, 2022
	Operating Leases	Finance Leases
	(In thousands)
Years ending January 31,
2023 (remaining 9 months)	$8,474	$6,594
2024	9,653	6,172
2025	8,157	3,267
2026	7,743	331
2027	1,493	—
Thereafter	972	—
Total lease payments	36,492	16,364
Less: amount representing interest	(2,345)	(801)
Less: leases less than 12 months	(438)	—
Total lease liabilities	$33,709	$15,563
The Company enters into commitments to lease computer and office equipment for which the timing of the lease payments is not determined until the date of commencement. As of April 30, 2022, the amounts related to these leases were approximately $19.0 million, which are to be paid over three years after the date of commencement.

(5) Acquisition-Related Intangible Assets
The components of identifiable intangible assets included in other noncurrent assets are as follows:

	As of
	April 30, 2022	January 31, 2022
	(In thousands)
Developed technology	$5,200	$5,200
Customer relationships	2,976	2,976
Intangible assets, gross	$8,176	$8,176
Less: accumulated amortization	(4,338)	(4,003)
Intangible assets, net	$3,838	$4,173
Amortization expense of acquisition-related intangible assets was immaterial for the three months ended April 30, 2022 and 2021.
The expected future intangible assets amortization as of April 30, 2022 is as follows:

As of April 30, 2022
(In thousands)
Years ending January 31,
2023 (remaining 9 months)	$1,005
2024	1,340
2025	993
2026	300
2027	200
Total future intangible assets amortization	$3,838
(6) Employee Stock Plans
As of April 30, 2022 and January 31, 2022, the Company was authorized to issue 1,750,000,000 shares of common stock. Shares were reserved for future issuance as follows:

	As of
	April 30, 2022	January 31, 2022
	(In thousands)
Outstanding stock options	4,425	4,987
Outstanding restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”)	9,188	8,331
Shares available for future issuances under the 2018 Stock Plan	31,234	25,469
Shares available for future issuances under the 2018 ESPP	6,166	4,675
Total	51,013	43,462

Stock Options
A summary of stock option activity for the three months ended April 30, 2022, was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)		(In thousands)
Balance as of January 31, 2022	4,987	$11.79	$182,453
Options exercised	(549)	7.57	—
Options forfeited	(13)	51.75	—
Balance as of April 30, 2022	4,425	$12.20	$233,598
Exercisable as of April 30, 2022	3,987	$9.94	$219,467
Vested and expected to vest as of April 30, 2022	4,398	$12.05	$232,832
As of April 30, 2022, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $3.5 million, which is expected to be recognized over a weighted-average period of 1.3 years.
RSUs and PSUs
A summary of RSUs and PSUs activities for the three months ended April 30, 2022, was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Balance as of January 31, 2022	8,331	$50.10
RSUs and PSUs granted	2,258	60.30
RSUs and PSUs vested	(845)	44.51
RSUs and PSUs forfeited	(556)	52.35
Balance as of April 30, 2022	9,188	$52.99
As of April 30, 2022, unrecognized stock-based compensation cost related to outstanding unvested RSUs that are expected to vest was $341.8 million, which is expected to be recognized over a weighted-average period of 3.3 years.
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
As of April 30, 2022, unrecognized stock-based compensation cost related to outstanding unvested PSUs that are expected to vest was $12.5 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Stock-Based Compensation
The stock-based compensation expense, net of estimated forfeitures, by line item in the accompanying condensed consolidated statements of comprehensive loss is summarized as follows:

	Three Months Ended April 30,
	2022	2021
	(In thousands)
Cost of subscription revenue	$2,000	$1,522
Cost of professional services revenue	1,347	831
Research and development	10,571	6,966
Sales and marketing	16,150	16,633
General and administrative	8,461	8,119
Total stock-based compensation expense	$38,529	$34,071
The Company’s estimated forfeiture rate is based on accumulated historical forfeiture data.
(7) Fair Value Measurements
Cash and cash equivalents included investments in money market funds of $180.7 million and $196.7 million at April 30, 2022 and January 31, 2022, respectively. The fair value of the money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance.
Other than the money market funds, the Company did not hold any assets or liabilities that are measured at fair value on a recurring basis as of April 30, 2022, and January 31, 2022. There were no transfers into or out of Level 1, Level 2, or Level 3 during the three months ended April 30, 2022 and 2021.
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
Disaggregation of Revenue
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud-based application:

	Three Months Ended April 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(In thousands, except percentage data)
Americas	$94,122	56%	$71,254	55%
EMEA	54,855	32	43,658	34
APAC	20,182	12	14,913	11
Total	$169,159	100%	$129,825	100%
The United States and the U.K. were the only two countries that represented more than 10% of the Company’s total revenue in any period. Revenue in the United States and as a percentage of total revenue comprised of $89.7 million and 53%, and $68.0 million and 52% in the three months ended April 30, 2022 and 2021, respectively. Revenue in the U.K. comprised of $19.9 million and 12%, and $15.7 million and 12% in the three months ended April 30, 2022 and 2021, respectively.

Contract Balances
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets, which were included within prepaid expenses and other current assets and other noncurrent assets on the condensed consolidated balance sheets, were $0.2 million as of January 31, 2022. Total contract assets were immaterial as of April 30, 2022.
Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a contract. The current portion of deferred revenue balances are recognized over the following 12-month period. The amount of revenue recognized in the three months ended April 30, 2022 and 2021 that was included in deferred revenue at the beginning of each period was $140.2 million and $107.3 million, respectively.
Remaining Performance Obligations
As of April 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,111.5 million, which consists of both billed consideration in the amount of $354.3 million and unbilled consideration in the amount of $757.2 million that the Company expects to recognize as revenue in the future periods. The Company expects to cumulatively recognize approximately 51% and 81% of this amount as revenue in the next 12 months and 24 months, respectively, with the remaining balance recognized thereafter.
As of January 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,092.5 million, which consists of both billed consideration in the amount of $382.2 million and unbilled consideration in the amount of $710.3 million that the Company expects to recognize as revenue in the future periods. The Company expects to recognize 50% and 82% of this amount as revenue in the next 12 months and 24 months, respectively, with the remaining balance recognized thereafter.
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
(10) Income Taxes
The Company computed its interim provision using its estimated annual effective tax rate. The Company’s income tax expense was $0.3 million and $1.3 million during the three months ended April 30, 2022 and 2021, respectively.

(11) Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended April 30,
	2022	2021
	(In thousands, except per share data)
Numerator:
Net loss	$(57,860)	$(51,491)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	149,877	144,161
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.36)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of April 30,
	2022	2021
	(In thousands)
Stock options	4,425	6,236
RSUs and PSUs	9,188	9,789
Total	13,613	16,025

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on March 23, 2022. This discussion contains forward-looking statements that involve risks and uncertainties as discussed in “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the current COVID-19 pandemic, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q. Our fiscal year ends January 31.
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
We derive the substantial majority of our revenue from subscriptions for users on our platform. Our initial subscription term is typically two to three years, although some customers commit for shorter periods. We generally bill our customers annually in advance. We also offer professional services, including consulting, implementation, and training, but are increasingly leveraging our partners to provide these services. During the three months ended April 30, 2022 and 2021, subscription revenue was $152.3 million and $118.3 million, respectively, representing a year-over-year subscription revenue growth rate of 29%. During the three months ended April 30, 2022 and 2021, services revenue was $16.8 million and $11.5 million, respectively. Our subscription revenue as a percentage of total revenue was 90% and 91% in the three months ended April 30, 2022 and 2021, respectively.
During the three months ended April 30, 2022 and 2021, our total revenue was $169.2 million and $129.8 million, respectively. Approximately 47% and 48% of our total revenue was generated from outside of the United States in the three months ended April 30, 2022 and 2021, respectively. Our net loss was $57.9 million and $51.5 million in the three months ended April 30, 2022 and 2021, respectively.
We believe that our focus on customer success allows us to retain and expand the subscription revenue generated from our existing customers, and is an indicator of the long-term value of our customer relationships for Anaplan as a whole. We track our performance in this area by measuring our dollar-based net expansion rate, which compares our annual recurring revenue from the same set of customers across comparable periods. The dollar-based net expansion rate was 116% and 118% as of April 30, 2022, and January 31, 2022, respectively.

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
The number of customers with greater than $250,000 of annual recurring revenue was 569 and 555 as of April 30, 2022, and January 31, 2022, respectively. We monitor this metric and believe it is a useful tool to investors, as an indicator of the scale of customer adoption and expansion of our platform.
Our remaining performance obligations (RPO) represents all future revenue under contract that has not yet recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. Our current remaining performance obligations (cRPO) represents RPO that is expected to be recognized as revenue in the next 12 months. As of April 30, 2022, our RPO was $1,111.5 million, of which 51% represented cRPO. cRPO increased by 27%, compared to April 30, 2021. Our RPO fluctuates due to a number of factors including the timing, duration and dollar amount of customer contracts.
Merger
On March 20, 2022, we entered into the Merger Agreement with Parent and Merger Sub, providing for the merger of Merger Sub with and into our Company, with our Company surviving the merger as a wholly owned subsidiary of Parent.

Under the terms of the agreement, our stockholders will receive $66.00 in cash for each share of common stock they hold on the transaction closing date. The obligation of the parties to consummate the acquisition is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, the absence of governmental orders resulting, directly or indirectly, in enjoining or otherwise prohibiting or making illegal the consummation of the Merger, the affirmative vote of the holders of a majority of the voting power of the outstanding shares of the Company’s common stock entitled to vote on the adoption of the Merger Agreement. The 30-day waiting period under the HSR Act expired at 11:59 p.m. Eastern Time on Monday, May 2, 2022. We are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for superior proposals. We expect that the Merger will close in June 2022. For a summary of the transaction, see “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
International sales.    Our total revenue generated outside of the United States during the three months ended April 30, 2022 and 2021, was approximately 47% and 48%, respectively, of our total revenue. We have invested, and plan to invest, ahead of this potential demand in personnel, marketing, and access to data center capacity to support our international growth.
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
Subscription Revenue
Subscription revenue accounted for 90% and 91% of our total revenue for the three months ended April 30, 2022 and 2021, respectively. Subscription revenue is driven primarily by the number of customers, the number of users at each customer, the price of user subscriptions, and renewal rates.
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
Most of our contracts are non-cancelable over the contract term. We had remaining performance obligations, or backlog, in the amount of $1,111.5 million and $1,092.5 million as of April 30, 2022 and January 31, 2022, respectively, consisting of both billed and unbilled consideration.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended April 30,
	2022	2021
	(In thousands)
Revenue:
Subscription revenue	$152,343	$118,343
Professional services revenue	16,816	11,482
Total revenue	169,159	129,825
Cost of revenue:
Cost of subscription revenue (1)	28,635	21,329
Cost of professional services revenue (1)	17,928	11,492
Total cost of revenue	46,563	32,821
Gross profit	122,596	97,004
Operating expenses:
Research and development (1)	43,738	33,212
Sales and marketing (1)	98,387	88,470
General and administrative (1)	40,583	24,945
Total operating expenses	182,708	146,627
Loss from operations	(60,112)	(49,623)
Interest income (expense), net	(31)	(151)
Other income (expense), net	2,566	(459)
Loss before income taxes	(57,577)	(50,233)
Provision for income taxes	(283)	(1,258)
Net loss	$(57,860)	$(51,491)

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$2,000	$1,522
Cost of professional services revenue	1,347	831
Research and development	10,571	6,966
Sales and marketing	16,150	16,633
General and administrative	8,461	8,119
Total stock-based compensation expense	$38,529	$34,071
Comparison of the Three Months Ended April 30, 2022 and 2021
Revenue

	Three Months Ended April 30,
	2022	2021	% Change
	(In thousands, except percentage data)
Subscription revenue	$152,343	$118,343	29%
Professional services revenue	16,816	11,482	46
Total revenue	$169,159	$129,825	30%

Total revenue was $169.2 million in the three months ended April 30, 2022, compared to $129.8 million in the three months ended April 30, 2021, an increase of $39.4 million, or 30%.
Subscription revenue was $152.3 million, or 90% of total revenue, in the three months ended April 30, 2022, compared to $118.3 million, or 91% of total revenue, in the three months ended April 30, 2021, an increase of $34.0 million, or 29%. The increase in subscription revenue was primarily driven by existing customers expanding their use of our platform, which accounted for 73% of the increase, and acquisition of new customers, which accounted for approximately 27% of the increase.
Professional services revenue was $16.8 million in the three months ended April 30, 2022, compared to $11.5 million in the three months ended April 30, 2021, an increase of $5.3 million, or 46%. The increase in professional services revenue was primarily driven by sales of our professional services resulting from the growth of our customer base.
Cost of Revenue

	Three Months Ended April 30,
	2022	2021	% Change
	(In thousands, except percentage data)
Cost of subscription revenue	$28,635	$21,329	34%
Cost of professional services revenue	17,928	11,492	56
Total cost of revenue	$46,563	$32,821	42%
Total cost of revenue was $46.6 million in the three months ended April 30, 2022, compared to $32.8 million in the three months ended April 30, 2021, an increase of $13.8 million, or 42%.
Cost of subscription revenue was $28.6 million in the three months ended April 30, 2022, compared to $21.3 million in the three months ended April 30, 2021, an increase of $7.3 million, or 34%. The increase in cost of subscription revenue was primarily due to an increase in salaries and bonuses, and benefits costs of $2.6 million, including stock-based compensation, an increase in hosting costs of $1.0 million, an increase in software licenses of $2.1 million, and an increase in amortization of our equipment leases and capitalized software development costs of $1.0 million.
Cost of professional services revenue was $17.9 million in the three months ended April 30, 2022, compared to $11.5 million in the three months ended April 30, 2021, an increase of $6.4 million, or 56%. The increase in cost of professional services revenue was primarily due to an increase in the partner implementation costs related to an increase in partner activity of $4.4 million, and an increase in salary and bonuses, and benefits costs of $1.9 million, including stock-based compensation.
Gross Profit and Gross Margin

	Three Months Ended April 30,
	2022	2021	% Change
	(In thousands, except percentage data)
Subscription gross profit	$123,708	$97,014	28%
Professional services gross profit	(1,112)	(10)	11,020
Total gross profit	$122,596	$97,004	26%
Subscription gross margin	81%	82%
Professional services gross margin	(7)%	—%
Total gross margin	72%	75%
Gross profit was $122.6 million in the three months ended April 30, 2022, compared to $97.0 million in the three months ended April 30, 2021, an increase of $25.6 million, or 26%. The increase in gross profit was the result of the increases in our subscription revenue primarily driven by existing customers expanding their use of our platform and acquisition of new customers in the three months ended April 30, 2022.

Gross margin was 72% in the three months ended April 30, 2022, compared to 75% in the three months ended April 30, 2021. The decrease in gross margin was primarily due to an increase in professional services revenue, which generates a significantly lower gross margin than our subscription revenue, as a percentage of total revenue, and higher hosting and partner implementation costs.
Our gross margins can fluctuate from quarter to quarter as a result of the requirements, complexity, and timing of our customers’ implementation projects that can vary significantly.
Operating Expenses

	Three Months Ended April 30,
	2022	2021	% Change
	(In thousands, except percentage data)
Operating expense:
Research and development	$43,738	$33,212	32%
Sales and marketing	98,387	88,470	11
General and administrative	40,583	24,945	63
Total operating expenses	$182,708	$146,627	25%
Research and Development
Research and development expenses were $43.7 million in the three months ended April 30, 2022, compared to $33.2 million in the three months ended April 30, 2021, an increase of $10.5 million, or 32%. The increase includes an increase in salary and bonuses and benefits costs of $8.5 million (which included an increase in stock-based compensation of $3.7 million) primarily related to an increase in headcount, an increase in consulting expenses of $0.9 million, and an increase in hosting fees of $0.5 million, partially offset by a decrease in capitalized software development costs of $0.5 million.
Sales and Marketing
Sales and marketing expenses were $98.4 million in the three months ended April 30, 2022, compared to $88.5 million in the three months ended April 30, 2021, an increase of $9.9 million, or 11%. The increase was primarily due to an increase in salary and bonuses and benefits costs related to an increase in headcount of $5.3 million (which included an increase in commission expenses of $2.9 million, partially offset by a decrease in stock-based compensation of $0.7 million), an increase in partner-related fees of $1.1 million, an increase in consulting expenses of $1.0 million, an increase in travel related expenses of $0.8 million, and an increase in software licenses of $0.7 million.
General and Administrative
General and administrative expenses were $40.6 million in the three months ended April 30, 2022, compared to $24.9 million in the three months ended April 30, 2021, an increase of $15.7 million, or 63%. The increase was primarily due to an increase in merger related costs and other expenses of $12.5 million, and an increase in salary and bonuses and benefits costs related to an increase in headcount of $3.8 million, including stock-based compensation, partially offset by a decrease in professional services and contractor costs of $0.6 million.
Other Income (Expense), Net

	Three Months Ended April 30,
	2022	2021	% Change
	(In thousands, except percentage data)
Interest income (expense), net	$(31)	$(151)	(79)%
Other income (expense), net	2,566	(459)	(659)

Interest income (expense), net
There was no material fluctuation in Interest income (expense), net for the three months ended April 30, 2022. Interest income (expense), net decreased by $0.1 million in the three months ended April 30, 2022. The decrease in interest income (expense), net was primarily due to lower interest income from our cash and cash equivalents as a result of lower interest rates in the three months ended April 30, 2022 compared to the three months ended April 30, 2021.
Other income (expense), net
Other income (expense), net was a gain of $2.6 million in the three months ended April 30, 2022, compared to a loss of $0.5 million in the three months ended April 30, 2021, an increase in income of $3.1 million, or 659%. The change was primarily due to currency fluctuations and the related remeasurements during the periods.
Provision for Income Taxes

	Three Months Ended April 30,
	2022	2021	% Change
	(In thousands, except percentage data)
Provision for income taxes	$(283)	$(1,258)	(78)%
The provision for income taxes was $0.3 million in the three months ended April 30, 2022, compared to $1.3 million in the three months ended April 30, 2021, a decrease of $1.0 million or 78%. The decrease in provision for income taxes was primarily due to a decrease in taxable income generated from intercompany cost-plus arrangements in certain European and Asian countries.
Liquidity and Capital Resources
As of April 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $304.0 million, which were held for working capital purposes and strategic initiatives. Our cash equivalents are comprised primarily of money market funds and bank deposits.
There were no material changes outside of the ordinary course of business in our contractual obligations and commitments during the three months ended April 30, 2022 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on March 23, 2022.
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

As part of the Credit Agreement, we granted Wells Fargo a first priority lien in our accounts receivable, all of the issued shares of capital stock and equity interests in certain of our subsidiaries, and other corporate assets and agreed not to pledge our intellectual property to other parties. The Credit Agreement, as amended by the Third Amendment, includes affirmative and negative covenants, including financial covenants requiring the maintenance of: (1) minimum tangible net worth (defined as assets, excluding intangible assets, less liabilities) as of the last day of any fiscal quarter of not less than $150.0 million for any fiscal quarter ending on or prior to January 31, 2022 and $125.0 million for any fiscal quarter ending thereafter, and (2) minimum billings for the most recent twelve months ending as of the last day of any fiscal quarter of not less than $350.0 million.
This Credit Agreement expired on April 23, 2022. As of April 30, 2022 and January 31, 2022, there were no borrowings outstanding.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$14,369	$13,809
Net cash used in investing activities	(4,507)	(6,199)
Net cash provided by (used in) financing activities	2,005	(428)
Operating Activities
Net cash provided by operating activities of $14.4 million for the three months ended April 30, 2022, reflecting a net loss of $57.9 million, adjusted by non-cash charges for stock-based compensation of $38.5 million, amortization of deferred commissions of $12.5 million, depreciation and amortization of $7.2 million, amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $2.5 million, and non-cash foreign currency remeasurement gains of $2.4 million. Changes in working capital were favorable to cash flows from operations by $14.0 million primarily due to a decrease in accounts receivable of $61.3 million due to timing of customer billings and collections, and an increase in other noncurrent liabilities of $0.5 million, partially offset by an increase in deferred commissions of $17.3 million related to commissions capitalized on our sales, a decrease in accounts payable and accrued expenses of $7.2 million due to timing of payments, a decrease in deferred revenue balance of $18.3 million, net payments for operating lease liabilities of $2.7 million, and an increase in prepaid expenses and other current assets of $2.6 million.
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
Investing Activities
Net cash used in investing activities for the three months ended April 30, 2022 of $4.5 million was related to the capitalization of internal-use software of $3.6 million as we expanded our platform and increased our development efforts, and purchases of property and equipment of $0.9 million related to our growth.
Net cash used in investing activities for the three months ended April 30, 2021 of $6.2 million was related to the capitalization of internal-use software of $3.1 million as we expanded our platform and increased our development efforts, and purchases of property and equipment of $3.1 million related to our growth.

Financing Activities
Net cash provided by financing activities for the three months ended April 30, 2022 of $2.0 million consisted primarily of $4.2 million in proceeds from the exercise of stock options, offset by $2.2 million principal payment on finance lease obligations.
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
During the three months ended April 30, 2022, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2022 filed with the SEC on March 23, 2022.
Recent Accounting Pronouncements
See “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Swedish Krona and Singapore Dollar. Fluctuations in foreign currency exchange rates, including those resulting from COVID-19 pandemic, may cause variability in our results of operations. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for the three months ended April 30, 2022 and 2021.
Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of April 30, 2022, we had cash and cash equivalents of $304.0 million, which consisted primarily of money market funds and bank deposits. The carrying amount of our cash equivalents reasonably approximates fair values. Due to the short-term nature of our money market funds, we believe that exposure to changes in interest rates will not have a material impact on the fair value of our cash equivalents. A hypothetical 10% change in interest rates would not have had a material effect on our operating results for the three months ended April 30, 2022 and 2021.
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
•Failure to complete, or delays in completing, the potential Merger with Parent and Merger Sub announced on March 20, 2022 and disruptions in our business caused by the potential Merger could materially and adversely affect our results of operations, business, financial results and/or stock price.
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

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees and has affected our ability to retain and motivate existing employees. Since announcing the Merger, we have experienced the departure of certain key employees. Employee retention has been particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. Uncertainty as to our future could adversely affect our business and our relationship with customers, partners, vendors, regulators and other service providers. For example, potential customers may defer decisions about working with us or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.
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
Lawsuits arising out of the proposed Merger have been and may be continued to be filed against us and the members of our board of directors, which may delay or prevent the proposed Merger.
Putative stockholder complaints, including stockholder class action complaints, and other complaints have been and may continue to be filed against us, or our board of directors, and others in connection with the transactions contemplated by the Merger Agreement. On April 27, 2022, May 2, 2022, May 3, 2022, May 4, 2022, May 5, 2022, and May 20, 2022, lawsuits were filed alleging that the Preliminary Proxy Statement filed on April 21, 2022 and/or the Proxy Statement, each relating to the Merger, omitted material information that rendered those documents incomplete and misleading. The lawsuits, each filed by a purported stockholder of the Company in an individual capacity and/or on behalf of all others similarly situated, were filed in federal court and are captioned Ryan O’Dell v. Anaplan, Inc., et al., 1:22-cv-03427 (S.D.N.Y.), Donald Post v. Anaplan, Inc., et al., No.1:22-cv-03541 (S.D.N.Y.), Tim Custer v. Anaplan, Inc., et al., No. 1:22-cv-02535-DG-RLM (E.D.N.Y.), Matthew Whitfield v. Anaplan, Inc., et al., No. 1:22-cv-02551 (E.D.N.Y.), Marc Waterman v. Anaplan, Inc., et al., No. 2:22-cv-01753-CDJ (E.D.Pa.), and Catherine Coffman v. Anaplan, Inc., et al., No. 1:22-cv-04147 (S.D.N.Y.). As a result of the alleged omissions, the lawsuits seek to hold us and/or our directors liable for violating Sections 14(a) and 20(a) of the Exchange Act, including Rule 14a-9 promulgated thereunder, and for breaching their fiduciary duty. The lawsuits seek, among other relief, an order enjoining consummation of the Merger, rescission of the Merger in the event it is consummated, and damages. On May 13, 2022, May 19, 2022, May 20, 2022, and May 21, 2022, Gregory Crawford, Susan Finger, Anthony Morgan, David Morgan, and Paul Berger, purported stockholders of the Company, sent demand letters to the Company also alleging that the Proxy Statement omitted material information that rendered it false and misleading or otherwise had disclosure deficiencies (the “demand letters”). The demand letters demand corrective disclosure to the Proxy Statement. While we believe that the lawsuits and the demand letters are without merit, in order to avoid nuisance, potential expense, and delay from the lawsuits and the demand letters and to provide additional information to the stockholders of the Company and without admitting any liability or wrongdoing, the Company voluntarily supplemented the Proxy Statement with the disclosures set forth in a Current Report on Form 8-K filed on May 31, 2022. On May 31, 2022, the Company received a demand from a purported stockholder of the Company pursuant to 8 Del. C. § 220 (the “Section 220 demand letter”) to inspect books and records of the Company relating to, among other things, the Company's entry into the proposed Transaction with Thoma Bravo. The Company will respond to the Section 220 demand letter in due course, and cannot determine at this time if the books and records demand will lead to litigation. The outcome of litigation is uncertain, and we may not be successful in defending against such current claims and any future claims. Lawsuits filed against us, our board of directors, or against Parent or Merger Sub could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

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
We have incurred significant losses in each period since inception, including net losses of $203.6 million, $154.0 million, $149.2 million, and $57.9 million, respectively, in fiscal 2022, 2021, 2020, and for the three months ended April 30, 2022. We had an accumulated deficit of $908.4 million at April 30, 2022. Our losses and accumulated deficit reflect the substantial investments we have made to acquire new customers and develop our platform. We expect our operating expenses to increase in the foreseeable future as we continue to make investments and implement initiatives designed to grow our business, including:
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
In regions where our employees return to our offices and we resume in-person sales and marketing, employee and industry events, we may face additional challenges and incur additional costs, including those associated with managing evolving personnel and workplace safety protocols, disparate regional safety guidelines and workplace or labor disputes or claims related to COVID-19, which could negatively impact our business. Our remote work measures and in-person safety protocols may not be sufficient to mitigate the risks posed by the COVID-19 pandemic, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. Our hybrid work environment may also present operational risks, including challenges to maintaining our corporate culture and employee engagement, lower employee productivity and retention risks. Even where we resume in-person sales and marketing activities, our business operations, including sales-related and customer support activities, could be adversely affected by ongoing or additional business closures, travel restrictions impacting employees and partners, virtualization of events, a continued preference for remote engagement, and other precautionary measures, especially in regions where we have material operations or sales. We may also experience negative impacts on our business if COVID-19 related governmental restrictions, or the easing or tightening of those restrictions, occurs at different rates in the markets in which we, our customers, or our partners operate, and as a result of the disparate restrictions we are unable to meet customer expectations. We may not be able to fully mitigate the impact of these disruptions which cannot be predicted or quantified at this time and which could negatively impact our business.
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
Our ability to achieve significant growth in revenue and improvement in other key metrics in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate other strategic planning and management solutions into its business, as such organization may be reluctant or unwilling to invest in new products and services. Furthermore, as our industry matures or if competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell to new customers based on factors such as pricing, technology, and functionality could be impaired. The effects of the COVID-19 pandemic and the related global economic uncertainty and market volatility, including volatility in IT spending by prospective customers, delays in the implementation of digital transformation initiatives, prolonged sales cycles and a continued preference for remote engagement have disrupted the effectiveness of our sales and marketing efforts, and the duration and scope of this disruption remains unclear. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, and our business, revenue, operating results, and financial condition could be adversely affected.

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
In addition, our growth strategy is a “land-and-expand” strategy that depends in substantial part on our customers expanding the use of our platform in their organizations through use by additional users, use across more functional areas of their organization, including finance, sales, supply chain, marketing, human resources, operations, and IT, and the purchase of subscriptions providing additional features and functionality, such as the mobile app and predictive capabilities of our platform for sales and marketing. As part of our “land and expand” strategy, our platform’s agility enables additional use cases across business functions. To increase the opportunities for further expanding the use of our platform by existing customers, we will need to introduce new features and functionality to our platform to more comprehensively address the needs of customers deploying our platform to address a wider variety of use cases and to support large, complex models. We will also need to drive user adoption rates of our platform. If our customers do not realize benefits through their initial adoption of our platform, or if they do not believe that they will realize additional benefits through broader deployment of our platform in other functional areas of their organizations, or in other uses cases, our ability to increase our revenue will suffer. Achieving incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. If we are not able to attract the attention of our customers’ senior management or to do so in a cost-effective manner, our sales efforts may not be effective and our ability to increase our revenue will suffer. We have seen and may continue to see prolonged sales cycles and other sales disruptions arising as a result of a number of factors including uncertain economic conditions due to the COVID-19 pandemic and the Russian invasion of Ukraine. These disruptions may impact our “land and expand” strategy in certain geographies.
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
The COVID-19 pandemic has changed the method by which and frequency with which we interact with our partners, customers and prospective customers. Our sales and marketing capabilities could be adversely affected by continued or additional business closures, travel restrictions impacting employees and partners, virtualization of events, or other precautionary measures, especially in regions where we have material operations or sales. Further, partner, customer, and prospective customer preferences for engagement with software vendors may continue to change and remote, hybrid, and alternative working arrangements may impact how we market and sell our offerings. Our operating results may also be negatively impacted if sales and marketing personnel are unable to maintain the same level of productivity while working remotely during the COVID-19 pandemic, and potentially beyond, as remote work becomes more commonplace. These and other changes in the ways in which we interact with and market with our partners, and interact with and market to our customers and prospective customers, could adversely impact our business if they prove to be less effective than pre-COVID-19 methods.

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
Although we have disaster recovery plans in place, we may experience interruptions, delays and outages in service and availability from time-to-time arising from problems with our third-party data center or cloud partner infrastructure including technical failures, power loss or telecommunications failures or capacity issues, natural disasters, security incidents, and other events beyond our control which could negatively affect the use, functionality or availability of our platform and harm our reputation, damage our customers’ businesses, and adversely affect our business. In addition, the ongoing COVID-19 pandemic and the Russian invasion of Ukraine may have an adverse operational impact on our data center and public cloud infrastructure partners, as they navigate restrictions, health and safety regulations and other impacts from the pandemic and the Russian invasion of Ukraine. The COVID-19 pandemic, the Russian invasion of Ukraine and other supply chain disruptions have, and could in the future, disrupt the supply chain of hardware needed to maintain our third-party data center operations. Furthermore, in the event of interruption or delay in service, our insurance coverage may not adequately compensate us for any losses that we may incur.

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
Our success depends largely upon the continued services of our key executive officers and certain key employees. We rely on our executive leadership team in the areas of business strategy, research and development, marketing, sales, services, and general and administrative functions. We have experienced during the last year and before, and may in the future experience, changes in our executive management team or key employees resulting from the hiring or departure of executives or key employees, which could disrupt our business. In addition, since announcing the Merger, we have experienced departures of key employees. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Conversely, we may terminate the employment of the senior management team and certain key employees, which may trigger severance payments to such individuals under certain circumstances or may subject us to costly and time-consuming negotiations over severance, litigation and employment claims. While we seek to carefully manage any changes in our executive management team or key employees, including by establishing processes and procedures and engaging in succession planning, such measures may be insufficient and the departure or unavailability of one or more of our executive officers or key employees could have a serious adverse effect on our business.

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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers in the United States and abroad. Any significant weakening of the economy in the United States or in regions globally like Europe and Asia, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, perceived impact of global trade barriers like tariffs and sanctions and the corresponding retaliatory actions, economic uncertainty, including as a result of concerns regarding inflationary pressures, outbreaks of hostilities or wars, market volatility including in response to actual or anticipated changes in interest rates, or other difficulties may affect one or more of the sectors or countries in which we sell our platform. Global economic and political uncertainty, including the uncertainty surrounding the COVID-19 pandemic, Brexit, the Russian invasion of Ukraine, increased tariffs and international trade disputes, may cause some of our customers or potential customers to curtail spending, scale back their digital transformation efforts, delay their expansion of Anaplan use cases, result in new regulatory and cost challenges to our international operations and cause customers to delay or reduce their technology spending overall. In addition, in the first half of 2022, following Russia’s invasion of Ukraine, the U.S. and other countries announced sanctions against Russia, which sanctions include restrictions on selling or importing goods, services or technology in or from affected regions. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. While it is difficult to anticipate the impact the sanctions announced to date may have on our business, these or any further sanctions imposed or actions taken by the U.S. or other countries could impact our ability to offer services and increase our costs in the region. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. Global economic conditions and market conditions may also continue to experience volatility and remain uncertain for an indefinite period of time as a result of the COVID-19 pandemic. We expect our business will be impacted in a variety of ways by these conditions because, among other reasons, some prospective and existing customers may curtail business spending and business disruptions for us and/or our customers are likely to persist in at least some jurisdictions. These adverse conditions have, in part, resulted in and may result in certain of our customers and prospective customers deferring or delaying buying decisions and project implementations, and prolonged sales cycles. These adverse conditions could result in reductions in the rate of enterprise software spending generally, sales of our platform, longer sales cycles, slower adoption of new technologies, lower renewal rates and increased price competition. Any of these events could have an adverse effect on our business, operating results, and financial position.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of March 20, 2022, by and among Anaplan, Inc., Alpine Parent, LLC and Alpine Merger Sub, Inc.	8-K	001-38698	2.1	March 21, 2022

3.1	Amended and Restated Certificate of Incorporation of Registrant	10-K	001-38698	3.1	March 29, 2019

3.2	Amended and Restated Bylaws of Registrant	10-K	001-38698	3.2	March 29, 2019

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ANAPLAN, INC.

Date: June 2, 2022	By:	/s/ Frank Calderoni
Frank Calderoni Chairman & Chief Executive Officer (Principal Executive Officer)